Form 10-K
period 1994-01-01
THERMO INSTRUMENT SYSTEMS INC
filed 1994-03-08
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                   ------------------------------------------
                                   FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 1, 1994

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission file number 1-9786

                         THERMO INSTRUMENT SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)
Delaware                                                            04-2925809
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

504 Airport Road, Post Office Box 2108
Santa Fe, New Mexico                                                87504-2108
(Address of principal executive offices)                            (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
Title of each class                                        on which registered
- ----------------------------                           ---------------------
Common Stock, $.10 par value                           American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 1994 was approximately $285,535,000.

As of January 28, 1994, the Registrant had 46,487,606 shares of Common Stock outstanding.

                      Documents Incorporated by Reference
Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 1994, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1994, are incorporated by reference into
Part III.PAGE

                                     PART I

Item 1.   Business

(a)  General Development of Business.

  Thermo Instrument Systems Inc. (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of analytical instruments used to detect and measure air pollution, nuclear radioactivity, complex chemical compounds, toxic metals, and other elements in a wide variety of materials. The Company also provides laboratory-based environmental and radiochemical analytical testing, nuclear health physics, and environmental science and engineering services. The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron Corporation (Thermo Electron) to succeed to instruments businesses that were previously conducted by several Thermo Electron subsidiaries.

  The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years the Company has completed several complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. In 1993*, the Company's acquisitions included the radiation safety measurement and radiometry divisions of FAG Kugelfischer George Shafer AG for a purchase price of $12.6 million; Hilger Analytical Ltd. for a purchase price of $2.9 million; Spectra-Physics Analytical for a purchase price of $67.3 million; and Gamma-Metrics for a purchase price of $20.1 million. In 1992 the Company's acquisitions included Nicolet Instrument Corporation for a purchase price of $179 million and Gas Tech Inc. for a purchase price of $28.1 million. In 1990 the Company acquired Finnigan Corporation for a purchase price of $110 million. Also, effective April 5, 1993, the Company sold the biomedical and clinical products business of its Nicolet Instrument Corporation subsidiary to Thermo Electron for approximately $67.9 million in cash. On January 31, 1994, the Company announced its intention to acquire, subject to regulatory approvals and the satisfaction of certain conditions to closing, several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated for a cash purchase price of approximately $93 million. The businesses to be acquired manufacture products used for process control, process measurement, and laboratory analysis.

  As of January 1, 1994, Thermo Electron owned 81% of the Company's common stock outstanding and, therefore, has the power to elect all of the Company's Directors. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company so that it may continue to file consolidated U.S. federal income tax returns with the Company. This will require the purchase by Thermo Electron of additional shares and/or convertible debentures of the Company from time to time as the number of outstanding shares issued by the Company increases. These purchases may be made either on the open market or directly from the Company at prevailing market prices, or pursuant to conversions of the Company's 7% subordinated convertible note due 1996 or the
3 3/4% senior convertible note due 2000 held by Thermo Electron. See Notes 3 and 8 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible debentures. During 1993, Thermo Electron purchased 1,754,100 shares of the Company's common stock, on the open market, for a total price of $48.4 million.
- ---------------------
*References to 1993, 1992, and 1991 herein are for the fiscal years ended
 January 1, 1994, January 2, 1993, and December 28, 1991, respectively.
                                       2PAGE

(b)  Financial Information About Industry Segments.

  The Company's products and services are divided into two segments:
Instruments and Services. The principal products and services rendered by the Company in these two segments are described in detail below (see "Principal Products and Services").

  Financial information concerning the Company's industry segments is provided in Note 10 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

(c)  Description of Business.

     (i)    Principal Products and Services

Instruments

  Instruments manufactured and marketed by the Company employ a variety of advanced technologies and spectral, electroanalytical, and separation techniques to determine the composition or structure and physical properties of natural and synthetic substances. The Company's instruments can be broadly categorized by their uses as analytical or monitoring instruments.

Analytical Instruments

  The Company's principal analytical instrument products are atomic emission and absorption spectrometers, Fourier transform infrared (FT-IR) and FT-Raman spectrometers, mass spectrometers, and high performance liquid chromatographs.

  Atomic Emission (AE) and Atomic Absorption (AA) Spectrometers identify and measure trace quantities of metals, and other elements in a wide variety of materials, including environmental samples (such as soil, water, and wastes), foods, drugs, cosmetics, and alloys. The Company sells its products to a wide range of customers in manufacturing industries such as producers of aircraft, automobiles and trucks, computers, chemicals, food, pharmaceuticals, and primary metals; service industries such as waste management companies and commercial testing laboratories; and government and university laboratories.

  The Company is a leading manufacturer of sequential AE spectrometers, in which elements are analyzed one at a time, and simultaneous AE spectrometers, in which many elements can be measured at one time. The Company produces AA spectrometers in single-, double- and four-channel models. The Company is the only major producer of multichannel AA spectrometers, which provide several operational advantages over single-channel instruments, including speed of analysis, increased accuracy, reduced sample consumption, and analysis over an extended range of concentrations.

  The Company's FT-IR and FT-Raman spectrometers are designed to nondestructively determine the chemical composition and physical properties of materials. These instruments are used in many areas of chemical research, industrial quality control and process monitoring, and for solving a wide variety of materials analysis problems. The Company offers a variety of models ranging from newly introduced models designed for routine applications to highly advanced research-grade FT-IR spectrometers.

  The Company is a leading manufacturer of commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. The Company's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic
                                       3PAGE
compounds. These instruments are used by customers in environmental analysis and pollution control; in research and production of pharmaceuticals; in biochemistry; in analysis of foods, chemicals, and petrochemicals; and in health and forensic science. The Company provides both stand-alone mass spectrometers and combined systems that use chromatographs purchased from other companies. These products span a range of sensitivity, specificity, separation technologies, data-handling capabilities, sizes, and prices.

  The Company also sells high performance liquid chromatography, capillary electrophoresis, and related instruments and equipment used principally in the research and development production monitoring of pharmaceuticals, chemicals, and personal-care products, and for environmental monitoring. These instruments separate the chemical components of substances for purposes of identification and measurement. Capillary electrophoresis is a relatively new separation technique that is based on a combination of chromatographic and electroanalytical technologies and is particularly useful in biochemical, pharmaceutical, and environmental research. In addition, the Company manufactures and markets digital oscilloscopes and multichannel transient recorders, as well as X-ray imaging systems used for quality control in the electronics industry.

Monitoring Instruments

  The Company also manufactures monitoring instruments for two principal markets: the detection and measurement of nuclear radiation, and the monitoring of air pollutants including toxic and combustible gases.

  The Company's nuclear radiation monitoring instruments detect and measure alpha, beta, gamma, neutron, and X-ray radiation emitted by natural sources and by radioactive materials used in nuclear power plants and certain governmental, industrial, and medical facilities. The Company is a leading manufacturer of a broad range of stand-alone and portable instruments and computer-integrated instrument systems used to ensure the safety of personnel from exposure to nuclear radiation. Nuclear power plants and U.S Department of Energy (DOE) facilities purchase approximately 85% of the radiation monitoring instruments sold by the Company. In addition, a key product line made available through the Gamma-Metrics acquisition is equipment that provides on-line, real-time analysis of elements in bulk raw materials, such as coal and cement. These analyzers are used by utilities to determine the sulfur content of coal to ensure compliance with air quality standards and by the cement industry to test raw materials to assure product quality and uniformity. The businesses acquired from FAG Kugelfischer Georg Schafer AG provide two classes of products. The radiation safety-measurement products division is a major supplier of instruments and systems that are manufactured to European standards for personnel protection and environmental monitoring. The radiometry division manufactures industrial gauging and process control instruments used principally by manufacturers of flat sheet materials, including metals, plastics, rubber, paper, and fibers.

  The Company's air-monitoring instruments measure pollutants in ambient air and from stationary sources such as industrial smokestacks. The principal pollutants measured are oxides of nitrogen, sulfur dioxide, carbon monoxide, ozone, and volatile organic compounds (VOCs). These instruments are used by utility and industrial customers to ensure compliance with environmental regulations, by government agencies to monitor air quality, and by research facilities. The Occupational Safety and Health Administration's safety requirements for protecting workers from toxic or explosive atmospheres in confined spaces are addressed with detectors, instruments, and systems for sensing, monitoring, and warning of such dangers. These worker-safety products are used in a wide range of applications, from large petrochemical plants, utilities, and industrial manufacturing facilities to commercial buildings.
                                       4PAGE

  In addition to analytical and monitoring instruments, the Company supplies related accessories, spare parts, and instrument maintenance and training programs at its own and its customers' facilities.

Services

  Through a network of facilities in the United States, the Company provides comprehensive laboratory-based environmental testing, analysis, and related services to detect and measure hazardous wastes and radioactive materials, on-site sampling and analysis in support of decontamination programs, and dosimetry services to measure personnel exposure to radiation. In addition, the Company provides a range of environmental consulting and engineering services to private- and public-sector clients, including environmental impact studies, surveying and site planning, transportation engineering and construction inspection.

Customers and Marketing

Instruments

  The Company sells many of its products and services to customers whose activities are subject to numerous environmental quality, pollution control, and occupational safety and health regulations and laws enacted by federal, state, and local governments and by international accord. Customers include industrial manufacturers, environmental laboratories, utilities, waste management and treatment facilities, and government agencies. The Company's analytical instruments also are used in biomedical applications such as analysis of drugs and drug metabolites; and in academic and industrial chemical research; in forensic science; in energy and mineral resource exploration and production; in metals processing; and in a range of product quality assurance and process monitoring applications.

  The Company sells its products through its own marketing and sales force in North America, Europe, and Asia and receives additional market coverage through authorized representatives throughout the world. Some products are distributed through original equipment manufacturer (OEM) agreements. The Company's products are installed and serviced in most major markets by the Company's personnel. Installation and service in some countries is provided by authorized representatives. Customers may purchase service contracts from the Company to cover equipment no longer under warranty, and service work also is provided on a time, materials, and expense basis. Training courses on both the operation and maintenance of the Company's products are conducted for customers and authorized representatives who service the products.

Services

  The market for the Company's services results primarily from customers who need to comply with federal, state, and local regulations that relate to environmental protection, the management and treatment of hazardous wastes, and the need to upgrade and expand infrastructure in response to economic development. These customers typically rely on independent laboratories and environmental science and engineering consultants, such as the Company's, for ongoing analysis and monitoring of such wastes and direction for compliance with various environmental regulations.

  A substantial portion of the Company's analytical laboratory and environmental science services sales are made to existing customers on a repeat basis. Environmental science services are often performed as multiyear studies. In addition to federal, state, and local governments, customers include public
                                       5PAGE
utilities, consulting and construction engineers, waste management companies, oil refineries, mining companies, chemical manufacturers, architects and engineering firms, and a variety of service companies involved with real estate transactions. The Company participates in industrial trade shows and technical conferences concerning pollution control, water quality, environmental management, specific cleanup efforts (e.g. Superfund), and industrial hygiene.

     (ii) & (xi) New Products; Research and Development

  The Company maintains active programs for the development of new products using both new and existing technologies and for enhancing existing products by improving their price-performance ratio. The development of new applications for analytical instrument products is an especially important element of the growth strategy for these products. Although the Company's products are subject to obsolescence due to technological developments, sudden obsolescence is not characteristic of the Company's business.

  Research and development expenses for the Company were $34,510,000, $26,138,000, and $16,318,000 in 1993, 1992, and 1991, respectively.

     (iii)  Raw Materials

  The Company manufactures many of the parts and subsystems used in its products, including optical components and proprietary circuitry. Other components, including packaging materials, integrated circuits, microprocessors, and computers, are manufactured by others. The raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect upon the Company's business.

     (iv)   Patents, Licenses, and Trademarks

  The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company also enters into licensing agreements with other companies in which it grants or receives rights to specific patents and technical know-how. Patent protection is believed to provide the Company with competitive advantages with respect to certain instruments such as its mass spectrometers with ion traps. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

     (v)    Seasonal Influences

  There are no significant seasonal influences on the Company's Instruments segment revenues. Certain environmental services, such as field sampling, may decline in winter months, but such seasonal influences are not expected to have a material effect on Services segment revenues.

     (vi)   Working Capital Requirements

  There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital requirements.

     (vii)  Dependency on a Single Customer

  The Company's Instruments segment is not dependent upon any single customer, or a few customers. The Company's Services segment derived approximately 31%,
                                       6PAGE

30%, and 21% of its revenues in 1993, 1992, and 1991, respectively, from contracts or subcontracts with the federal government. No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

     (viii) Backlog

  The backlog of firm orders for the Instruments segment at the end of 1993 and 1992 was $115,620,000 and $98,067,000, respectively. The backlog of firm orders for the Services segment at the end of 1993 and 1992 was $26,196,000 and $34,061,000, respectively. The Company anticipates that substantially all of the backlog at the end of 1993 will be shipped or completed within the current fiscal year.

     (ix)   Government Contracts

  Approximately 31% of the Company's Services segment revenue in 1993 was derived from contracts or subcontracts with the federal government that are subject to renegotiation of profits or termination. The Company does not have any knowledge of threatened or pending renegotiation or termination of any material contract or subcontract.

     (x)    Competition

Instruments

  The Company generally competes on the basis of technical advances that result in new products and improved price-performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

  The Company believes it is among the principal manufacturers specializing in analytical instrumentation, although it faces significant competition from other companies and technologies in most of its product lines and its relative position in certain markets cannot be determined due to insufficient data. The Company believes it is the leading supplier of mass spectrometers, FT-IR spectrometers, FT-IR and FT-Raman microscopes, and optical plasma-emission spectrometers and a major supplier of atomic absorption spectrometers. In liquid chromatography, the Company believes its competitors include several larger companies and numerous specialty manufacturers. In its remaining analytical instrument product lines, the Company believes its competitors are mainly smaller, specialized firms.

  The Company is a leading manufacturer of ambient air monitoring instruments and a major manufacturer of source monitoring and worker-safety monitoring instruments. Some engineering companies compete for large ambient air monitoring installations, but they do not manufacture the individual instruments that form a major part of the system, therefore, they will often buy these from the Company on an OEM basis.

Services

  Hundreds of independent analytical testing laboratories and engineering and consulting firms compete for environmental services business nationwide. Many of these firms use equipment and processes similar to those of the Company. Competition is based not only on price, but also on reputation for accuracy, quality, and the ability to respond rapidly to customer requirements. In addition, many industrial companies have their own in-house analytical testing capabilities.
                                       7PAGE

     (xii)  Environmental Protection Regulations

  The Company believes that compliance with federal, state, and local environmental regulations will not have a materially adverse effect on its capital expenditures, earnings, or competitive position.

     (xiii) Number of Employees

  As of January 1, 1994, the Company's Instruments and Services segments employed 3,326 and 707 people, respectively.

(d) Financial Information about Exports by Domestic Operations and about Foreign Operations.

  Financial information about exports by domestic operations and about foreign operations is summarized in Note 10 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

(e)  Executive Officers of the Registrant.

                           President Title (Year First Became
Name                   Age Executive Officer)
- ---------------------  --- -------------------------------------
Arvin H. Smith         64  President and Chief Executive Officer
                           (1986)
John N. Hatsopoulos*   59  Vice President and Chief Financial
                           Officer (1988)
Denis A. Helm          54  Senior Vice President (1986)
Earl R. Lewis          50  Senior Vice President (1990)
Richard W. K. Chapman  49  Vice President (1994)
Barry S. Howe          38  Vice President (1994)
John T. Keiser         57  Vice President (1986)
Paul F. Kelleher       51  Chief Accounting Officer (1986)

  * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

  Each executive officer serves until his successor is chosen or appointed and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Chapman, have held comparable positions for at least five years either with the Company or with its parent company, Thermo Electron. For the past five years, Mr. Chapman has held management positions at the Company's Finnigan subsidiary, first as marketing manager and, beginning in 1992, as president. Messrs. Helm, Lewis, Chapman, Howe, and Keiser are full-time employees of the Company. Messrs. Smith, Hatsopoulos, and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.   Properties

  The location and general character of the Company's principal properties as of January 1, 1994, are as follows:

Instruments

  The Company owns approximately 697,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Wisconsin, Germany, and England, and leases approximately 694,000
                                       8PAGE
square feet of office, engineering, laboratory, and production space under leases expiring from 1994 to 2017, principally in California, Massachusetts, Connecticut, Wisconsin, Japan, and Germany. As of January 1, 1994, the Company has an $11,536,000 mortgage loan which is secured by 200,000 square feet of property in California which has a net book value of $16,826,000.

Services

  The Company owns approximately 44,000 square feet of office, engineering, laboratory, and production space, principally in California and New Mexico, and leases approximately 195,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1994 to 2008, principally in Massachusetts, New Hampshire, New Jersey, New Mexico, New York, and Vermont.

  The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs, and that suitable replacements are available on commercially reasonable terms for any leases which expire in 1994 in the event that the Company is unable to renew such leases on reasonable terms.

Item 3.   Legal Proceedings

  The Company has been notified that the Environmental Protection Agency has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or the Superfund law), occurred at two sites to which chemical or other wastes generated by the manufacturing operations of subsidiaries of the Company (including Nicolet) were sent. These notifications allege that these subsidiaries may be potentially responsible parties with respect to the remedial actions needed to control or clean up any such releases. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with the remediation of the site. In each instance the Company believes that its subsidiary is only one of several companies which received such notification and who may likewise be held liable for any such remedial costs. The Company also is involved with one site under California law where the Company may be required to participate in remediation.

  The Company evaluates its potential liability as a responsible party for these environmental matters on an ongoing basis based upon factors such as the estimated remediation costs, the nature and duration of the Company's involvement with the site, the financial strength of other potentially responsible parties, and the availability of indemnification from previous owners of acquired businesses. Estimated liabilities are accrued in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." To date, the Company has not incurred any significant liability with respect to any of these sites and the Company anticipates that future liabilities related to sites with which the Company is currently involved will not have a materially adverse effect on the Company's business, results of operations or financial condition.

  On September 27, 1993, Analytica of Branford, Inc. (Analytica) filed a complaint against the Company's Finnigan Corporation subsidiary (Finnigan) in U.S. District Court for the District of Connecticut. The complaint alleges that Finnigan has used apparatus, and has manufactured and sold products which aid and instruct end-purchasers to use the apparatus, in a manner so as to infringe a U.S. patent entitled "Method of Producing Multiply Charged Ions and For
                                       9PAGE

Determining Molecular Weights of Molecules By Use of the Multiply Charged Ions of Molecules", and asks for injunctive relief, profits, unspecified damages, and attorney's fees. The Company believes that the Finnigan products and applications which Analytica seeks to challenge may include mass spectrometers equipped with electrospray ionization sources which are used for multiple charged ion analysis of high molecular weight compounds. Finnigan has filed its answer denying infringement and also has counterclaimed for a declaration that the Analytica patent be held invalid and not infringed. Discussions between the parties and discovery has begun. No trial date has been set.

Item 4.   Submission of Matters to a Vote of Security Holders

  On December 30, 1993, at a Special Meeting of Shareholders, the shareholders approved an amendment to the Corporation's Restated Certificate of Incorporation that increased the authorized common stock of the Corporation to 125 million shares. The vote was as follows: 37,635,472 shares voted in favor, 7,398 shares voted against and 562 shares abstained. There were no broker "non-votes" recorded on the proposal. In addition, the shareholders approved an increase of two million shares in the number of shares reserved for issuance under the Corporation's equity incentive plan. The vote was as follows: 37,536,834 shares voted in favor, 106,261 shares voted against and 337 shares abstained. There were no broker "non-votes" recorded on the proposal.

                                   PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  Information concerning the market and market price for the Registrant's
Common Stock, $.10 par value, and dividend policy is included under the sections entitled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data

  The information required under this item is included under the sections entitled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

  The Registrant's Consolidated Financial Statements as of January 1, 1994 are included in the Registrant's 1993 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  Not applicable.
                                       10PAGE

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Disclosure of Certain Late Filings" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 11.  Executive Compensation

  The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

  The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.
                                       11PAGE

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a), (d) Financial Statements and Schedules.

     (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

     (2) The consolidated financial statement schedules set forth in the list below are filed as part of this Report.

     (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

           List of Financial Statements and Schedules Referenced in this Item
           14.

           Information incorporated by reference from Exhibit 13 filed herewith:

           Consolidated Statement of Income
           Consolidated Balance Sheet
           Consolidated Statement of Cash Flows
           Consolidated Statement of Shareholders' Investment
           Notes to Consolidated Financial Statements
           Report of Independent Public Accountants

           Certain Financial Statement Schedules filed herewith:

           Schedule I:         Marketable Securities
           Schedule IV:        Indebtedness of and to Related Parties
                               Non-current
           Schedule VIII:      Valuation and Qualifying Accounts
           Schedule IX:        Short-term Borrowings

           All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

(b)  Reports on Form 8-K.

     During the quarter ended January 1, 1994 the Registrant was not required to file, and did not file, any Current Report on Form 8-K.

(c)  Exhibits.

     See Exhibit Index on the page immediately preceding exhibits.
                                       12PAGE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 1994               THERMO INSTRUMENT SYSTEMS INC.


                                  By:  Arvin H. Smith
                                       Arvin H. Smith
                                       President and Chief
                                       Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 8, 1994.


Signature                       Title


By: Arvin H. Smith              President, Chief Executive Officer
    Arvin H. Smith

By: John N. Hatsopoulos         Vice President, Chief Financial Officer
    John N. Hatsopoulos

By: Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher

By: Marshall J. Armstrong       Director
    Marshall J. Armstrong

By: Frank Borman                Director
    Frank Borman

By: Elias P. Gyftopoulos        Director
    Elias P. Gyftopoulos

By: George N. Hatsopoulos       Chairman of the Board and Director
    George N. Hatsopoulos

By: Robert  C. Howard           Director
    Robert C. Howard

By: Frank Jungers               Director
    Frank Jungers

By: Robert A. McCabe            Director
    Robert A. McCabe

By:                             Director
    Polyvios C. Vintiadis
                                       13PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholders and Board of Directors of Thermo Instrument Systems Inc.


  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 on page 12 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                    Arthur Andersen & Co.


Boston, Massachusetts,
February 17, 1994.





























                                       14PAGE

SCHEDULE I


                         THERMO INSTRUMENT SYSTEMS INC.

                             MARKETABLE SECURITIES

                                     as of

                                January 1, 1994

                                 (In thousands)


                                                                     Amount at
                                                                    Which Each
                                                                      Issue is
                                                                    Carried in
                                                              Market       the
Name of Issuer and Title of Each   Principal     Cost of    Value of   Balance
Issue                                 Amount  Each Issue  Each Issue     Sheet
- --------------------------------   ---------  ----------  ---------- ---------
Funds invested in a repurchase
 agreement with
 Thermo Electron (a)               $148,975    $148,975   $148,975   $148,975

Corporate Bonds:
 Thermedics Inc. (b)                  6,323       5,805      9,138      6,145

Other:
 Time deposits                        8,466       8,466      8,466      8,466
 Cash                                20,001      20,001     20,001     20,001
                                   --------    --------   --------   --------
                                     28,467      28,467     28,467     28,467
                                   --------    --------   --------   --------
Total Cash, Cash
 Equivalents, and
 Short-term
 Investments                       $183,765    $183,247   $186,580   $183,587
                                   ========    ========   ========   ========

(a) As described in Note 1 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders.
(b) As described in Note 7 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders. Thermedics Inc. is a majority-owned subsidiary of Thermo Electron.











                                       15PAGE

SCHEDULE IV



                         THERMO INSTRUMENT SYSTEMS INC.

               INDEBTEDNESS OF AND TO RELATED PARTIES NON-CURRENT

                                 (In thousands)


                                  Balance at                        Balance at
                                   Beginning             Deductions     End of
Name of Creditor (a)                 of Year   Additions        (b)      Year
- ------------------------------    ----------   --------- ---------- ----------

Year Ended January 1, 1994
 Thermo Electron - Promissory
  Note - Due 1995                  $ 48,000     $      -   $ (48,000) $     -
 Thermo Electron - Promissory
  Note - Due 1995                  $      -     $ 20,000   $ (20,000) $     -
 Thermo Electron - 3 3/4%
  Subordinated Convertible
  Note - Due 2000                  $      -     $140,000   $       -  $140,000
 Thermo Electron - 7%
  Subordinated Convertible
  Note - Due 1996                  $  3,434     $      -   $    (700) $  2,734

Year Ended January 2, 1993

 Thermo Electron - Promissory
  Note - Due 1995                  $      -     $ 48,000   $       -  $ 48,000
 Thermo Electron - 7%
  Subordinated Convertible
  Note - Due 1996                  $  3,434     $      -   $       -  $  3,434

Year Ended December 28, 1991

 Thermo Electron - 6 5/8%
  Subordinated Convertible
  Note - Due 2001                  $      -     $ 15,000   $ (15,000) $      -
 Thermo Electron - 7%
  Subordinated Convertible
  Note - Due 2000                  $  6,000     $      -   $  (6,000) $      -
 Thermo Electron - 7%
  Subordinated Convertible
  Note - Due 1996                  $  6,434     $      -   $  (3,000)  $  3,434


(a) As described in Note 8 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders.
(b) Deductions represent conversions of subordinated convertible notes into common stock of the Registrant and payment of promissory notes.





                                       16PAGE

SCHEDULE VIII



                         THERMO INSTRUMENT SYSTEMS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)


                    Balance  Charges
                         at       to             Dis-     Bad    Less:
                     Begin-    Costs   Acqui-   posi-   Debts Accounts Balance
                    ning of      and  sitions   tions  Recov-  Written  at End
Description            Year Expenses      (a)     (a)    ered      off of Year
- ------------------- ------- --------  -------  ------  ------ -------- -------

Year Ended
  January 1, 1994

Allowance for
 Doubtful Accounts   $7,276   $ 970   $1,322   $(586)  $1,241  $(1,767) $8,456


Year Ended
  January 2, 1993

Allowance for
 Doubtful Accounts   $7,096   $ 666   $  985   $   -   $  (42) $(1,429) $7,276


Year Ended
  December 28, 1991

Allowance for
 Doubtful Accounts   $6,924  $1,156   $    -   $   -   $   89  $(1,073) $7,096


(a) As described in Note 2 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders.















                                       17PAGE

SCHEDULE IX



                         THERMO INSTRUMENT SYSTEMS INC.

                             SHORT-TERM BORROWINGS

                       (In thousands except percentages)

                                           Year-End        During the Year
                                      ---------------  -------------------------
                                              Weight-           Average  Weight-
                                                   ed  Highest       of       ed
                                              Average Quarter- Quarter- Average
                                             Interest      end      end Interest
Year Ended             Category (a)   Balance    Rate  Balance Balances Rate (b)
- -----------------  ------------------ ------- ------- -------- -------- -------

January 1, 1994    Thermo Electron(c) $     -       -  $93,172  $28,414   3.6%

                   Bank               $37,516     6.5% $37,516  $21,894   7.3%

January 2, 1993    Thermo Electron(c) $28,127     3.5% $46,913  $18,760   3.1%

                   Bank               $14,037     9.3% $19,399  $11,119   9.8%

December 28, 1991  Bank               $ 4,419     8.8% $ 5,604  $ 4,486   8.8%

(a) This schedule does not include current maturities of long-term obligations.
(b) Calculations are based on the average daily interest rates in effect during the periods the loans were outstanding.
(c) As described in Note 8 to Consolidated Financial Statements in the Registrant's 1993 Annual Report to Shareholders.





















                                       18PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
   3.1        Restated Certificate of Incorporation of the Registrant,
              as amended.

   3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

   4.1 Fiscal Agency Agreement dated as of August 2, 1991 among the Registrant, Thermo Electron Corporation, and Chemical Bank as fiscal agent, relating to $86,250,000 principal amount 6 5/8% subordinated convertible debentures due 2001 (filed as Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991 [File No. 1-9786] and incorporated herein by reference).

   4.2 Fiscal Agency Agreement dated as of September 15, 1993, among the Registrant, Thermo Electron Corporation and Chemical Bank as fiscal agent, relating to the $70,000,000 principal amount of 3 3/4% senior convertible debentures due 2000 (filed as Exhibit 4 to the Registrant's Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).

   4.3 Subordinated convertible note purchase agreement by and between the Registrant and Thermo Electron Corporation as of August 2, 1991 (filed as Exhibit 10(h) to the
              Registrant's Form 10-Q for the quarter ended September 28, 1991, and incorporated herein by reference).

   4.4 Senior convertible note purchase agreement by and between the Registrant and Thermo Electron Corporation as of September 15, 1993 (filed as Exhibit 10(a) to the Reistrant's Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).

   4.5 Promissory Note to Thermo Electron Corporation in the original principal amount of $48,000,000 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1992, incorporated herein by reference).

              The Registrant hereby agrees, pursuant to Item 601(b) (4)
              (iii) (A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its subsidiaries.

  10.1 Amended and Restated Corporate Services Agreement, dated as of January 3, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(a) to the Registrant's Annual Report on form 10-K for the year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).
                                       19PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.2        Tax Allocation Agreement dated as of May 29, 1986,
              between Thermo Electron and the Registrant (filed as Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference).

  10.3 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

  10.4 Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended
              December 29, 1990 [File No. 1-9786] and incorporated herein by reference).

  10.5 Asset and Stock Purchase Agreement dated January 14, 1993 among the Registrant, Spectra-Physics Analytical, Inc. and Spectra-Physics, Inc. (filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

  10.6        Plan for sale of shares by the Registrant to Thermo
              Electron (filed as Exhibit 10(dd) to the Registrant's Form 10-Q for the quarter ended July 3, 1993 [File No. 1-9786] and incorporated herein by reference).

  10.7 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation.

 10.8-10.15   Reserved

  10.16       Deferred Compensation Plan for Directors of the
              Registrant (filed as Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference).

  10.17       Directors Stock Option Plan of the Registrant (filed as
              Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1991 [File No.
              1-9786] and incorporated herein by reference).

  10.18       Incentive Stock Option Plan of the Registrant (filed as
              Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).
                                       20PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----

  10.19 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

  10.20 Equity Incentive Plan of the Registrant (filed as Appendix A to the Proxy Statement dated April 27, 1993 of the Registrant [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 2,150,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in July 1993).

  10.21 Former Thermo Environmental Corporation Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable is 618,750 shares, after giving effect to share increase approved in 1987 and adjustment to reflect 3-for-2 stock split effected in July 1993).

  10.22 Former Thermo Environmental Corporation Nonqualified Stock Option Plan (Filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable is 618,750 shares, after giving effect to share increase approved in 1987 and adjustment to reflect 3-for-2 stock split effected in July 1993).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrants' parent, Thermo Electron Corporation, and its subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.23-10.65.

  10.23 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).
                                       21PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.24       Thermo Electron Corporation Nonqualified Stock Option
              Plan (filed as Exhibit 4(e) to Thermo Electron's
              Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October
              1993).

  10.25 Thermo Electron Corporation Equity Incentive Plan (filed as Exhibit A to Thermo Electron's Proxy Statement dated April 12, 1989 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 2,700,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993).

  10.26 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics Inc. [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

  10.27 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to a Registration Statement on Form S-8 of Thermo Instrument Systems Inc. [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 225,000 shares, after adjustment to reflect 3-for-2 stock split effected in July 1993).

  10.28 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
              10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 320,152 shares, after giving effect to share increase approved in 1988 and adjustment for 3-for-2 stock splits effected in January 1988 and July
              1993).
                                       22PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.29       Thermo Electron Corporation - Thermo Process Systems Inc.
              Nonqualified Stock Option Plan (filed as Exhibit 10.13 to
              Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September
              1989).

  10.30 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference).

  10.31 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

  10.32 Thermo Electron Corporation - Thermo Energy Systems Corporation Nonqualified Stock Option Plan (filed as
              Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

  10.33 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993).

  10.34 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992).
                                       23PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.35       Thermo Electron Corporation - Thermo Voltek Corp.
              (formerly Universal Voltronics Corp.) Nonqualified Stock
              Option Plan (filed as Exhibit 10.17 to Thermo Electron's
              Annual Report on Form 10-K for the fiscal year ended
              January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 37,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

  10.36 Thermo Electron Corporation - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

  10.37 Thermo Energy Systems Corporation Incentive Stock Option Plan (filed as Exhibit 10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

  10.38 Thermo Energy Systems Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 900,000 shares, after giving effect to share increase approved in December 1993).

  10.39       Thermedics Inc. Incentive Stock Option Plan (filed as
              Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock split effected in November 1993).

  10.40       Thermedics Inc. Nonqualified Stock Option Plan (filed as
              Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock split effected in November 1993).

  10.41 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).
                                       24PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.42       Thermo Cardiosystems Inc. Incentive Stock Option Plan
              (filed as Exhibit 10(f) to Thermo Cardiosystems'
              Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

  10.43 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

  10.44 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

  10.45 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increase in 1993, 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

10.46-10.50   Reserved

  10.51 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable is 1,945,000 shares, after giving effect to share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).
                                       25PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.52       ThermoTrex Corporation (formerly Thermo Electron
              Technologies Corporation) Nonqualified Stock Option Plan
              (filed as Exhibit 10(i) to ThermoTrex's Registration
              Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable is 1,945,000 shares, after giving effect to share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

  10.53 ThermoTrex Corporation - ThermoLase Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.53 to ThermoTrex's Annual Report on Form 10-K for the year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

  10.54       ThermoLase Inc. Nonqualified Stock Option Plan (filed as
              Exhibit 10.54 to ThermoTrex's Annual Report on Form 10-K for the year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

  10.55       ThermoLase Inc. Incentive Stock Option Plan (filed as
              Exhibit 10.55 to ThermoTrex's Annual Report on Form 10-K for the year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

  10.56 Thermo Fibertek Inc. Incentive Stock Option Plan (filed as Exhibit 10(k) to Thermo Fibertek's Registration
              Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

  10.57       Thermo Fibertek Inc. Nonqualified Stock Option Plan
              (filed as Exhibit 10(l) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

  10.58 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and 1993).

  10.59 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable is 950,000 shares, after giving effect to share increases approved in 1990, 1992 and 1993).

  10.60 Thermo Power Corporation Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated February 18, 1994 of Thermo Power Corporation [File No. 1-10573] and incorporated herein by reference).
                                       26PAGE

                          EXHIBIT INDEX
                          -------------
Exhibit
Number        Reference                                                   Page
- -------       ---------                                                   ----
  10.61       Thermo Process Systems Inc. Incentive Stock Option Plan
              (filed as Exhibit 10(h) to Thermo Process' Registration
              Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

  10.62 Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September
              1989).

  10.63 Thermo Process Systems Inc. Equity Incentive Plan [filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference.)

  10.64       Thermo Process Systems Inc. - Thermo Remediation
              Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Process Systems Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

  10.65       Thermo Remediation Inc. Equity Incentive Plan (filed as
              Exhibit 10.7 to Thermo Remediation's Registration
              Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

  11          Statements re: Computation of Earnings per Share.

  13 Annual Report to Shareholders for the year ended January 1, 1994 (portions incorporated herein by reference).

  21          Subsidiaries of the Registrant.

  23          Consent of Arthur Andersen & Co.