Form 10-Q
period 1994-04-02
THERMO INSTRUMENT SYSTEMS INC
filed 1994-05-09
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

     (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            April 2, 1994.

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934.

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

     504 Airport Road
     Post Office Box 2108
     Santa Fe, New Mexico                                        87504-2108
     (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
             (2) has been subject to such filing requirements for
             the past 90 days. Yes [  X  ]  No  [     ]

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                  Class                   Outstanding at April 29, 1994
        ----------------------------      -----------------------------
        Common Stock, $.10 par value               46,777,961
PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     PART I - Financial Information

     Item 1 - Financial Statements

     (a) Consolidated Balance Sheet - Assets as of April 2, 1994 and January 1, 1994 (In thousands)

                                                       April 2,   Jan. 1,
                                                           1994      1994
                                                       --------  --------
     Current Assets:
      Cash and cash equivalents                        $ 87,503  $177,442
      Available-for-sale investments, at quoted
       market value (amortized cost of $19,634)
       (includes $7,840 of related party debentures)
       (Note 3)                                          21,378         -
      Short-term investments in related party
       debentures                                             -     6,145
      Accounts receivable, net                          162,012   129,184
      Unbilled contract costs and fees                    7,115     6,907
      Inventories:
       Raw materials and supplies                        73,498    53,322
       Work in process and finished goods                57,843    44,230
      Prepaid expenses                                    5,171     5,131
      Prepaid income taxes                               33,068    24,212
                                                       --------  --------
                                                        447,588   446,573
                                                       --------  --------

     Property, Plant and Equipment, at Cost             178,794   160,472

      Less: Accumulated depreciation and amortization    43,415    39,185
                                                       --------  --------
                                                        135,379   121,287
                                                       --------  --------

     Patents and Other Assets                            29,277    27,820
                                                       --------  --------

     Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                349,211   295,461
                                                       --------  --------
                                                       $961,455  $891,141
                                                       ========  ========


     The accompanying notes are an integral part of these consolidated financial statements.









                                          2PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 2, 1994 and January 1, 1994
         (In thousands except share amounts)

                                                       April 2,   Jan. 1,
                                                           1994      1994
                                                       --------  --------
     Current Liabilities:
      Notes payable                                    $ 40,536  $ 37,516
      Accounts payable                                   41,799    29,658
      Accrued payroll and employee benefits              30,728    22,737
      Accrued income taxes                               17,665    18,653
      Customer deposits                                   9,974     9,699
      Accrued installation and warranty expenses         16,136    14,111
      Other accrued expenses                             96,622    70,079
      Due to parent company                               9,111     6,067
                                                       --------- ---------
                                                        262,571   208,520
                                                       --------- ---------

     Deferred Income Taxes                               19,610    19,542
                                                       --------- ---------

     Other Deferred Items                                19,604    18,863
                                                       --------- ---------

     Long-term Obligations:
      Senior obligations, including $140,000 due
       to parent company                                210,000   210,000
      Subordinated obligations, including $2,384
       and $2,734 due to parent company                  45,444    52,303
      Other                                              23,490    23,858
                                                       --------- ---------
                                                        278,934   286,161
                                                       --------- ---------

     Shareholders' Investment:
      Common stock, $.10 par value, 125,000,000
       shares authorized; 47,557,080 and 47,078,660
       shares issued                                      4,756     4,708
      Capital in excess of par value                    226,030   219,703
      Retained earnings                                 165,216   152,364
                                                       --------- ---------
                                                        396,002   376,775

      Treasury stock at cost, 817,947 and
       867,087 shares                                   (15,089)  (15,850)
      Cumulative translation adjustment                  (1,275)   (2,870)
      Net unrealized gain on available-for-sale
       investments (Note 3)                               1,098         -
                                                       --------- ---------
                                                        380,736   358,055
                                                       --------- ---------
                                                       $961,455  $891,141
                                                       ========= =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                          3PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (b) Consolidated Statement of Income for the three months ended April 2, 1994 and April 3, 1993 (In thousands except per share amounts)

                                                        Three Months Ended
                                                       -------------------
                                                       April 2,   April 3,
                                                           1994       1993
                                                       --------  ---------
     Revenues:
      Instruments                                      $147,587  $136,464
      Services                                           12,195    13,284
                                                       --------- ---------
                                                        159,782   149,748
                                                       --------- ---------

     Costs and Expenses:
      Cost of instrument revenues                        74,917    70,349
      Cost of service revenues                            9,493    10,293
      Selling, general and administrative expenses       41,028    38,584
      Research and development expenses                   9,106     9,856
                                                       --------- ---------
                                                        134,544   129,082
                                                       --------- ---------

     Operating Income                                    25,238    20,666

     Interest Income                                      1,542       361
     Interest Expense (includes $1,356 and $1,227
      related to notes to parent company)                (4,098)   (3,780)
     Other Income, Net                                       65        32
                                                       --------- ---------
     Income Before Provision for Income Taxes            22,747    17,279

     Provision for Income Taxes                           9,895     7,430
                                                       --------- ---------
     Net Income                                        $ 12,852  $  9,849
                                                       ========= =========

     Earnings per Share:
      Primary                                          $    .28  $    .22
                                                       ========= =========
      Fully diluted                                    $    .26  $    .22
                                                       ========= =========

     Weighted Average Shares:
      Primary                                            46,573    43,924
                                                       ========= =========
      Fully diluted                                      56,579    49,680
                                                       ========= =========


     The accompanying notes are an integral part of these consolidated financial statements.




                                          4PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.

     (c) Consolidated Statement of Cash Flows for the three months ended April 2, 1994 and April 3, 1993 (In thousands)

                                                       Three Months Ended
                                                       ------------------
                                                       April 2,  April 3,
                                                           1994      1993
                                                       --------  --------
     Operating Activities:
      Net income                                       $ 12,852  $ 9,849
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                     5,783    5,668
        Provision for losses on accounts receivable         234      262
        Decrease in deferred income taxes                     -     (680)
        Other noncash expenses                              807    1,142
        Changes in current accounts, excluding the
         effects of acquisitions:
          Accounts receivable                              (435)  (8,407)
          Inventories                                    (5,842)   4,286
          Other current assets                            1,122   (1,232)
          Accounts payable                                3,991    2,112
          Other current liabilities                      (1,369) (10,837)
                                                       --------- --------
           Net cash provided by operating activities     17,143    2,163
                                                       --------- --------
     Investing Activities:
      Acquisitions, net of cash acquired (Note 2)       (90,669) (86,519)
      Decrease in short-term investments                      -      101
      Purchases of long-term investments                 (1,325)  (1,339)
      Purchases of available-for-sale investments       (13,250)       -
      Purchases of property, plant and equipment         (2,160)  (2,401)
      Other                                                 (47)     451
                                                       --------- --------
           Net cash used in investing activities       (107,451) (89,707)
                                                       --------- --------
     Financing Activities:
      Proceeds from issuance of obligations to
       parent company                                         -   89,010
      Repayment and repurchase of long-term
       obligations                                         (299)    (690)
      Proceeds from issuance of common stock                422      344
      Purchases of Company common stock                       -     (820)
                                                       --------- --------
           Net cash provided by financing activities        123   87,844
                                                       --------- --------
     Exchange Rate Effect on Cash                           246      266
     Increase (Decrease) in Cash and Cash Equivalents   (89,939)     566
     Cash and Cash Equivalents at Beginning of Period   177,442   25,939
                                                       --------- --------
     Cash and Cash Equivalents at End of Period        $ 87,503  $26,505
                                                       ========= ========
     Cash Paid For:
      Interest                                         $  5,660  $ 4,911
      Income taxes                                     $ 11,482  $ 1,068
     Noncash Financing Activities:
      Conversions of convertible obligations           $  6,860  $10,960
     The accompanying notes are an integral part of these consolidated financial statements.
                                          5PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - April 2, 1994


     1. General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 2, 1994 and April 3, 1993, (b) the financial position at April 2, 1994, and (c) the cash flows for the three-month periods ended April 2, 1994 and April 3, 1993. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 1, 1994 has been derived from the consolidated financial statements which have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
     January 1, 1994, filed with the Securities and Exchange Commission.


     2. Acquisition

        On March 16, 1994, the Company completed the acquisition of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated for a purchase price of approximately $87.3 million in cash, subject to a post-closing adjustment. The Company acquired the EnviroTech Controls, Noran Instruments, TN Technologies, and Tremetrics businesses, which collectively design, manufacture, and market a variety of process control, process measurement, and laboratory analytical products for use in a wide range of industrial, energy, environmental, and research applications.

        This acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $52.9 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company and the acquired businesses on a pro forma basis, assuming the companies had been combined since the beginning of 1993.






                                          6PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - April 2, 1994
         (continued)


     2. Acquisition (continued)

                                                       Three Months Ended
                                                       ------------------
                                                       April 2,  April 3,
     (In thousands except per share amounts)               1994      1993
     ---------------------------------------------------------------------
     Revenues                                          $181,466  $185,910
     Net income                                          10,992    10,127
     Earnings per share:
      Primary                                               .24       .23
      Fully diluted                                         .22       .22

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of 1993.


     3. Available-for-sale Investments

        Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized gain on available-for-sale investments." "Net unrealized gain on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $1,885,000 that was recorded as a cumulative effect of change in accounting principle adjustment and
     (2) an unrealized loss, net of related tax effects, of $787,000 relating to the decline in market value of available-for-sale investments for the three-month period ended April 2, 1994.

        Available-for-sale investments at April 2, 1994 represent investments in corporate bonds. The difference between the market value and the cost basis of available-for-sale investments was $1,744,000 at April 2, 1994, which represents gross unrealized gains of $1,777,000 and gross unrealized losses of $33,000 on those investments.

        Available-for-sale investments in the accompanying balance sheet at April 2, 1994, include $10,347,000 with contractual maturities of one year or less and $11,031,000 with contractual maturities of one year through five years. Expected maturities may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.



                                          7PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - April 2, 1994
         (continued)


     4. Subsequent Event

        In April 1994, the Company announced its intent to form an environmental services joint venture with Thermo Process Systems Inc. (Thermo Process), another public subsidiary of Thermo Electron Corporation. The joint venture will operate under the name Thermo Terra Tech. The Company will contribute the analytical laboratories and the nuclear health physics and environmental science and engineering services businesses that comprise its Services segment. Thermo Process will contribute its recently acquired environmental laboratory business, which specializes in fast-response testing of petroleum-contaminated soils and groundwater, and approximately
     $31 million in cash and short-term investments.

        The Company will own 49 percent of Thermo Terra Tech. The Company will account for its interest in the joint venture under the equity method. The Company's environmental services businesses had revenues of $55.2 million and $12.2 million for the year ending January 1, 1994 and the three-month period ending April 2, 1994, respectively.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     First Quarter 1994 Compared With First Quarter 1993

        Revenues for the first quarter of 1994 increased 7% to $159.8 million from $149.7 million for the same period in 1993. Instruments segment revenues increased $11.1 million, or 8%, to $147.6 million in the first quarter of 1994 from $136.5 million in 1993. The increase was principally due to acquisitions, net of the sale of the biomedical instruments products business of the Company's Nicolet Instrument Corporation (Nicolet Biomedical) subsidiary to Thermo Electron Corporation effective April 5, 1993. The Company's acquisitions include Spectra-Physics Analytical in February 1993, the radiation safety measurement products and radiometry process control divisions of FAG Kugelfischer Georg Shafer AG in October 1993, and several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated (Baker Hughes) in March 1994. Nicolet Biomedical accounted for $12.6 million of revenues in the first quarter of 1993. Services segment revenues declined 8% to $12.2 million in 1994 from $13.3 million in 1993, principally as a result of project delays due to severe weather conditions in the Northeast and as a result of reduced or delayed government spending.







                                          8PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     First Quarter 1994 Compared With First Quarter 1993 (continued)

        The Company's gross profit margin increased to 47% in the first quarter of 1994 from 46% for the same period in 1993. Gross profit margin for the Instruments segment increased to 49% in the first quarter of 1994 from 48% in 1993 due to changes in product mix. Gross profit margin for the Services segment was virtually unchanged at 22.2% in the first quarter of 1994 and 22.5% in 1993.

        Selling, general and administrative expenses as a percentage of revenues was unchanged at 26% in the first quarters of both 1994 and 1993. Research and development expenses decreased to 6.2% of Instruments segment revenues in the first quarter of 1994 from 7.2% in the first quarter of 1993, principally due to the sale of Nicolet Biomedical.

        Interest income increased to $1.5 million in the first quarter of 1994 from $0.4 million for the same period in 1993 primarily as a result of interest income earned on the net proceeds from the issuance of the 3 3/4% senior obligations in September 1993, offset in part by the cash used to purchase several businesses within the EnviroTech Measurements & Controls group of Baker Hughes late in the first quarter of 1994. Interest expense was $4.1 million in 1994, compared with $3.8 million in 1993.

        The effective tax rate was 43.5% in the first quarter of 1994, compared with 43.0% for the same period in 1993. These rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

     Financial Condition

     Liquidity and Capital Resources

        Consolidated working capital at April 2, 1994 was $185.0 million, compared with $238.1 million at January 1, 1994, a decrease of $53.1 million. Included in working capital are cash, cash equivalents, and short-term investments of $108.9 million at April 2, 1994 and $183.6 million at January 1, 1994. In March 1994 the Company acquired the EnviroTech Measurements & Controls group of Baker Hughes for $87.3 million in cash, subject to a post-closing adjustment (see Note 2 to Consolidated Financial Statements).

        In 1994 the Company plans to make expenditures of approximately $11.0 million for property, plant and equipment. The Company plans to make these expenditures from working capital. The Company believes that the remainder of its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.



                                          9PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     PART II - Other Information


     Item 6 - Exhibits and Reports on Form 8-K


     (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

     (b) Reports on Form 8-K

        On February 2, 1994 the Company filed a Current Report on Form 8-K pertaining to the Company's intention to acquire the EnviroTech Controls, Noran Instruments, TN Technologies, and Tremetrics businesses of Baker Hughes Incorporated. On March 31, 1994, the Company filed a Current Report on Form 8-K pertaining to the acquisition of these businesses from Baker Hughes Incorporated on March 16, 1994.





































                                          10PAGE

                                                                  FORM 10-Q
                                                              April 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 1994.


                                           THERMO INSTRUMENT SYSTEMS INC.



                                           Paul F. Kelleher
                                           --------------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           -------------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer

































                                          11PAGE

                                  EXHIBIT INDEX




     Exhibit Number    Document                                           Page
     --------------    --------                                           ----

           11          Statement re:  Computation of earnings per share