Form 10-Q
period 1994-07-02
THERMO INSTRUMENT SYSTEMS INC
filed 1994-08-09
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

     (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            July 2, 1994.

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

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



                  Class                    Outstanding at July 29, 1994
        ----------------------------       ----------------------------
        Common Stock, $.10 par value                47,080,716

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     PART I - Financial Information

     Item 1 - Financial Statements

     (a) Consolidated Balance Sheet - Assets as of July 2, 1994 and January 1, 1994 (In thousands)

                                                        July 2,   Jan. 1,
                                                           1994      1994
                                                       --------  --------
     Current Assets:
      Cash and cash equivalents                        $113,971  $177,442
      Available-for-sale investments, at quoted
       market value (amortized cost of $20,939)
       (includes $3,334 of related party
       debentures) (Note 3)                              21,902         -
      Short-term investments in related party
       debentures                                             -     6,145
      Accounts receivable, net                          138,343   129,184
      Unbilled contract costs and fees                    4,869     6,907
      Inventories:
       Raw materials and supplies                        68,701    53,322
       Work in process and finished goods                62,644    44,230
      Prepaid expenses                                    5,616     5,131
      Prepaid income taxes                               32,782    24,212
                                                       --------  --------
                                                        448,828   446,573
                                                       --------  --------

     Property, Plant and Equipment, at Cost             164,476   160,472

      Less: Accumulated depreciation and
            amortization                                 38,694    39,185
                                                       --------  --------
                                                        125,782   121,287
                                                       --------  --------
     Investment in Thermo Terra Tech Joint
      Venture (Note 4)                                   32,022         -
                                                       --------  --------
     Patents and Other Assets                            26,185    27,820
                                                       --------  --------
     Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                331,749   295,461
                                                       --------  --------
                                                       $964,566  $891,141
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 2, 1994 and January 1, 1994 (In thousands except share amounts)

                                                        July 2,   Jan. 1,
                                                           1994      1994
                                                       --------  --------
     Current Liabilities:
      Notes payable                                    $ 40,487  $ 37,516
      Accounts payable                                   36,868    29,658
      Accrued payroll and employee benefits              27,881    22,737
      Accrued income taxes                               25,242    18,653
      Customer deposits                                   6,713     9,699
      Accrued installation and warranty expenses         16,006    14,111
      Other accrued expenses                             88,339    70,079
      Due to parent company                               9,073     6,067
                                                       --------  --------
                                                        250,609   208,520
                                                       --------  --------
     Deferred Income Taxes                               19,674    19,542
                                                       --------  --------
     Other Deferred Items                                19,085    18,863
                                                       --------  --------
     Long-term Obligations:
      Senior obligations, including $140,000 due
       to parent company                                210,000   210,000
      Subordinated obligations, including $2,034
       and $2,734 due to parent company                  41,411    52,303
      Other                                              22,503    23,858
                                                       --------  --------
                                                        273,914   286,161
                                                       --------  --------
     Shareholders' Investment:
      Common stock, $.10 par value, 125,000,000
       shares authorized; 47,855,516 and 47,078,660
       shares issued                                      4,786     4,708
      Capital in excess of par value                    229,755   219,703
      Retained earnings                                 179,301   152,364
      Treasury stock at cost, 799,695 and
       867,087 shares                                   (14,743)  (15,850)
      Cumulative translation adjustment                   1,579    (2,870)
      Net unrealized gain on available-for-sale
       investments (Note 3)                                 606         -
                                                       --------  --------
                                                        401,284   358,055
                                                       --------  --------
                                                       $964,566  $891,141
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (b) Consolidated Statement of Income for the three months ended July 2, 1994 and July 3, 1993 (In thousands except per share amounts)

                                                       Three Months Ended
                                                       ------------------
                                                        July 2,   July 3,
                                                           1994      1993
                                                       --------  --------
     Revenues:
      Instruments                                      $162,615  $125,796
      Services                                                -    14,619
                                                       --------  --------
                                                        162,615   140,415
                                                       --------  --------
     Costs and Expenses:
      Cost of instrument revenues                        83,828    63,870
      Cost of service revenues                                -    11,236
      Selling, general and administrative expenses       42,734    35,355
      Research and development expenses                  11,314     8,729
                                                       --------  --------
                                                        137,876   119,190
                                                       --------  --------

     Operating Income                                    24,739    21,225

     Interest Income                                      1,196       287
     Interest Expense (includes $1,348 and $596
      related to notes to parent company)                (3,992)   (3,155)
     Equity in Income of Unconsolidated
      Subsidiaries (includes $897 of income in
      related party investment in 1994) (Note 4)            971        76
     Gain on Sale of Related Party Investments            2,000         -
                                                       --------  --------
     Income Before Provision for Income Taxes            24,914    18,433
     Provision for Income Taxes                          10,830     7,927
                                                       --------  --------
     Net Income                                        $ 14,084  $ 10,506
                                                       ========  ========
     Earnings per Share:
      Primary                                          $    .30  $    .24
                                                       ========  ========
      Fully diluted                                    $    .28  $    .23
                                                       ========  ========
     Weighted Average Shares:
      Primary                                            46,970    44,594
                                                       ========  ========
      Fully diluted                                      56,565    49,709
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (b) Consolidated Statement of Income for the six months ended July 2, 1994 and July 3, 1993 (In thousands except per share amounts)

                                                        Six Months Ended
                                                       ------------------
                                                        July 2,   July 3,
                                                           1994      1993
                                                       --------  --------
     Revenues:
      Instruments                                      $310,202  $262,260
      Services                                           12,195    27,903
                                                       --------  --------
                                                        322,397   290,163
                                                       --------  --------
     Costs and Expenses:
      Cost of instrument revenues                       158,745   134,219
      Cost of service revenues                            9,493    21,529
      Selling, general and administrative expenses       83,762    73,939
      Research and development expenses                  20,420    18,585
                                                       --------  --------
                                                        272,420   248,272
                                                       --------  --------

     Operating Income                                    49,977    41,891

     Interest Income                                      2,738       648
     Interest Expense (includes $2,704 and $1,381
      related to notes to parent company)                (8,090)   (6,935)
     Equity in Income of Unconsolidated
      Subsidiaries (includes $897 of income in
      related party investment in 1994) (Note 4)          1,036       108
     Gain on Sale of Related Party Investments            2,000         -
                                                       --------  --------
     Income Before Provision for Income Taxes            47,661    35,712
     Provision for Income Taxes                          20,725    15,357
                                                       --------  --------
     Net Income                                        $ 26,936  $ 20,355
                                                       ========  ========
     Earnings per Share:
      Primary                                          $    .58  $    .46
                                                       ========  ========
      Fully diluted                                    $    .53  $    .44
                                                       ========  ========
     Weighted Average Shares:
      Primary                                            46,772    44,259
                                                       ========  ========
      Fully diluted                                      56,572    49,695
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.

     (c) Consolidated Statement of Cash Flows for the six months ended July 2, 1994 and July 3, 1993 (In thousands)

                                                        Six Months Ended
                                                       ------------------
                                                        July 2,   July 3,
                                                           1994      1993
                                                       --------  --------
     Operating Activities:
      Net income                                       $ 26,936  $ 20,355
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                    11,841    11,160
        Provision for losses on accounts receivable         534       737
        Decrease in deferred income taxes                    (3)     (687)
        Equity in income of unconsolidated subsidiaries  (1,036)     (108)
        Gain on sale of related party investments        (2,000)        -
        Other noncash expenses                            1,546     1,790
        Changes in current accounts, excluding the
         effects of acquisitions:
          Accounts receivable                            16,599   (15,694)
          Inventories                                    (5,058)    3,811
          Other current assets                               (3)      692
          Accounts payable                                2,356   (15,422)
          Other current liabilities                      (8,450)   (2,044)
                                                       --------  --------
           Net cash provided by operating activities     43,262     4,590
                                                       --------  --------
     Investing Activities:
      Acquisitions, net of cash acquired (Note 2)       (91,701)  (86,519)
      Sale of Nicolet Biomedical                              -    67,900
      Purchases of long-term investments                    303    (2,132)
      Purchases of available-for-sale investments       (18,250)        -
      Proceeds from sale and maturities of
       available-for-sale investments                     6,000         -
      Purchases of property, plant and equipment         (3,701)   (4,356)
      Other                                                 628       612
                                                       --------  --------
           Net cash used in investing activities       (106,721)  (24,495)
                                                       --------  --------
     Financing Activities:
      Proceeds from issuance of obligations to
       parent company                                         -    89,000
      Repayment of obligation to parent company               -   (69,000)
      Proceeds from issuance of long-term obligations        75         -
      Repayment and repurchase of long-term
       obligations                                       (1,465)   (3,247)
      Proceeds from issuance of common stock                570       526
      Purchases of Company common stock                       -      (820)
                                                       --------  --------
           Net cash provided by (used in) financing
            activities                                     (820)   16,459
                                                       --------  --------
     Exchange Rate Effect on Cash                           808      (350)
                                                       --------  --------
     Decrease in Cash and Cash Equivalents              (63,471)   (3,796)
     Cash and Cash Equivalents at Beginning of Period   177,442    25,939
                                                       --------  --------
     Cash and Cash Equivalents at End of Period        $113,971  $ 22,143
                                                       ========  ========

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.

     (c) Consolidated Statement of Cash Flows for the six months ended July 2, 1994 and July 3, 1993 (continued) (In thousands)

                                                        Six Months Ended
                                                       ------------------
                                                        July 2,   July 3,
                                                           1994      1993
                                                       --------  --------

     Cash Paid For:
      Interest                                         $  7,016  $  5,612
      Income taxes                                     $ 12,430  $  1,711
     Noncash Financing Activities:
      Conversions of convertible obligations           $ 10,892  $ 18,560
     The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - July 2, 1994


     1. General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 2, 1994 and July 3, 1993, (b) the financial position at July 2, 1994, and (c) the cash flows for the six-month periods ended July 2, 1994 and July 3, 1993. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 1, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
     January 1, 1994, filed with the Securities and Exchange Commission.


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

        This acquisition has been accounted for using the purchase method of accounting and the results of operations of the acquired businesses have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $53.8 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company and the acquired businesses on a pro forma basis, assuming the companies had been combined since the beginning of 1993.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - July 2, 1994
         (continued)

     2. Acquisition (continued)

                                               Three
                                              Months
                                               Ended    Six Months Ended
                                              -------  ------------------
                                              July 3,   July 2,   July 3,
     (In thousands except per share amounts)     1993      1994      1993
     --------------------------------------------------------------------
     Revenues                                $171,919  $344,081  $357,829
     Net income                                 8,346    25,161    18,573
     Earnings per share:
      Primary                                     .19       .54       .42
      Fully diluted                               .18       .50       .41

        The pro forma results include the Company's historical statements, which include the environmental services businesses that comprised the Company's Services segment. Effective April 4, 1994, the environmental services businesses are no longer consolidated with the Company's results (Note 4). The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made at the beginning of 1993.


     3. Available-for-sale Investments

        Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized gain on available-for-sale investments." "Net unrealized gain on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $1,885,000 that was recorded as a cumulative effect of change in accounting principle adjustment and
     (2) an unrealized loss, net of related tax effects, of $1,279,000 relating to the decline in market value of available-for-sale investments for the six-month period ended July 2, 1994.

        Available-for-sale investments in the accompanying balance sheet at July 2, 1994, represent investments in corporate bonds. The difference between the market value and the cost basis of available-for-sale investments was $963,000 at July 2, 1994, which represents gross unrealized gains of $1,049,000 and gross unrealized losses of $86,000 on those investments.

        Available-for-sale investments in the accompanying balance sheet at July 2, 1994, include $18,568,000 with contractual maturities of one year or less and $3,334,000 with contractual maturities of over one year through five years. Expected maturities, as classified in the

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - July 2, 1994
         (continued)


     3. Available-for-sale Investments (continued)

     accompanying balance sheet, may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains recorded in the accompanying statement of income. "Gain on sale of related party investments" in the accompanying statement of income for the six-month period ended July 2, 1994, resulted from gross realized gains relating to the sale of available-for-sale investments.


     4. Joint Venture

        Effective April 4, 1994, the Company formed an environmental services joint venture with Thermo Process Systems Inc. (Thermo Process), another public subsidiary of Thermo Electron Corporation. The joint venture will operate under the name Thermo Terra Tech. The Company contributed the analytical laboratories and the nuclear health physics and environmental science and engineering services businesses that comprised its Services segment. Thermo Process contributed its recently acquired environmental laboratory business, which specializes in fast-response testing of petroleum-contaminated soils and groundwater, and approximately $31 million in cash and short-term investments.

        The Company owns 49% of Thermo Terra Tech and accounts for its interest in the joint venture under the equity method. Under the terms of the joint venture agreement, 66.67% of income earned by the joint venture after April 4, 1994, will be allocated to the Company until the first to occur of (a) the joint venture has accumulated $5.1 million in net profits, (b) April 1, 1995, or (c) the date on which at least 70% of Thermo Process' cash contribution to the joint venture is first invested in one or more additional businesses. Thereafter, the Company's share of the joint venture's income will be 49%. The Company's environmental services businesses had revenues of $55.2 million and $12.2 million for the year ended January 1, 1994 and the three-month period ended April 2, 1994, respectively.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Second Quarter 1994 Compared With Second Quarter 1993

        Revenues for the second quarter of 1994 increased 16% to $162.6 million from $140.4 million in 1993. Instruments segment revenues increased $36.8 million, or 29%, to $162.6 million in the second quarter of 1994 from $125.8 million in 1993. The increase was due to acquisitions which include the radiation safety measurement products and radiometry process control divisions of FAG Kugelfischer Georg Shafer AG in October 1993 and several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated (Baker Hughes) in March 1994. There were no revenues for the Services segment in the second quarter of 1994, compared with $14.6 million in 1993. Effective April 4, 1994, the Company contributed the businesses that comprised its Services segment to Thermo Terra Tech in exchange for a 49% ownership interest in that joint venture. As a result, the Services segment operations are no longer consolidated in the Company's financial statements. (See Note 4 to Consolidated Financial Statements.)

        The Company's gross profit margin increased to 48% in the second quarter of 1994 from 47% for the same period in 1993. Gross profit margin for the Instruments segment decreased to 48% in the second quarter of 1994 from 49% in 1993 due to changes in product mix. Gross profit margin for the Services segment was 23% in 1993.

        Selling, general and administrative expenses as a percentage of revenues increased to 26% in the second quarter of 1994 from 25% for the same period in 1993 as a result of higher costs as a percentage of revenues for acquired businesses. Research and development expenses remained relatively unchanged at 7.0% of Instruments segment revenues in the second quarter of 1994, compared with 6.9% in 1993.

        Interest income increased to $1.2 million in the second quarter of 1994 from $0.3 million for the same period in 1993 primarily as a result of interest income earned on the net proceeds from the issuance of the 3 3/4% senior obligations in September 1993, offset in part by the cash used to purchase several businesses within the EnviroTech Measurements & Controls group of Baker Hughes in the first quarter of 1994. Interest expense increased to $4.0 million in 1994 from $3.2 million in 1993, due primarily to the issuance of the 3 3/4% senior obligations, offset in part by the reduction in interest expense as a result of the repayment in 1993 of debt incurred in connection with acquisitions. The Company recorded a gain of $2.0 million in the second quarter of 1994 on the sale of part of its investment in Thermedics Inc. (Thermedics) convertible debentures. Thermedics is a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     First Six Months 1994 Compared With First Six Months 1993

        Revenues for the first six months of 1994 increased 11% to $322.4 million from $290.2 million for the same period in 1993. Instruments segment revenues increased $47.9 million, or 18%, to $310.2 million in 1994 from $262.3 million in 1993 due to acquisitions, net of the sale of the biomedical instruments products business of the Company's Nicolet Instrument Corporation (Nicolet Biomedical) subsidiary to Thermo Electron, effective April 5, 1993. Nicolet Biomedical accounted for $12.6 million of revenues in the first quarter of 1993. Acquisitions include those discussed in the results of operations for the second quarter, as well as the acquisition of Spectra Physics Analytical in February 1993. Services segment revenues were $12.2 million for the three-month period ended April 2, 1994, and $27.9 million for the first six months of 1993. This reduction reflects the formation of the Thermo Terra Tech joint venture, effective April 4, 1994.

        The Company's gross profit margin increased to 48% for the first six months of 1994 from 46% for the same period in 1993. Gross profit margin for the Instruments segment remained unchanged at 49% in the first six months of both 1994 and 1993. Gross profit margin for the Services segment was relatively unchanged at 22.2% in the first six months of 1994, compared with 22.8% in 1993.

        Selling, general and administrative expenses as a percentage of revenues increased to 26% in the first six months of 1994 from 25% in 1993 primarily as a result of higher costs as a percentage of revenues for acquired businesses. Research and development expenses decreased to 6.6% of Instruments segment revenues in 1994 from 7.1% in 1993, primarily due to the sale of Nicolet Biomedical.

        Interest income was $2.7 million in the first six months of 1994, compared with $0.6 million for the same period in 1993. Interest expense was $8.1 million in 1994, compared with $6.9 million in 1993. The reasons for these increases are the same as those discussed in the results of operations for the second quarter.

        "Equity in income of unconsolidated subsidiaries" in the first six months of 1994 primarily represents the Company's portion of the results of Thermo Terra Tech (see Note 4 to Consolidated Financial Statements).

        The effective tax rate was 43.5% and 43.0% in the first six months of 1994 and 1993, respectively. These rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain subsidiaries, and the impact of state income taxes.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Financial Condition

     Liquidity and Capital Resources

        Consolidated working capital at July 2, 1994, was $198.2 million, compared with $238.1 million at January 1, 1994, a decrease of $39.8 million. Included in working capital are cash, cash equivalents, and short-term investments of $135.9 million at July 2, 1994, and $183.6 million at January 1, 1994. In March 1994 the Company acquired certain businesses within the EnviroTech Measurements & Controls group of Baker Hughes for $87.3 million in cash, subject to a post-closing adjustment (see Note 2 to Consolidated Financial Statements).

        During the remainder of 1994, the Company plans to make expenditures of approximately $7.3 million for property, plant and equipment. The Company plans to make these expenditures from working capital. The Company believes that the remainder of its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


     Item 4 - Submission of Matters to a Vote of Security Holders

        On May 23, 1994, at the Annual Meeting of Shareholders, the shareholders elected 10 incumbent directors to a one-year term expiring in 1995. The directors reelected at the meeting were:
     Marshall J. Armstrong, Frank Borman, Elias P. Gyftopoulos, George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Frank Jungers, Robert A. McCabe, Arvin H. Smith, and Polyvios Vintiadis. Messrs. Borman, Gyftopoulos, J. Hatsopoulos, Howard, Jungers, and McCabe each received 38,613,776 shares voted in favor of election and 17,499 shares voted against, Messrs. Armstrong and G. Hatsopoulos each received 38,613,691 shares voted in favor of election and 17,584 shares voted against, Mr. Smith received 38,613,770 shares voted in favor of election and 17,505 shares voted against, and Mr. Vintiadis received 38,613,450 shares voted in favor of election and 17,825 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.


     PART II - Other Information


     Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

     (b) Reports on Form 8-K

        On May 28, 1994, the Company filed an amendment on Form 8-K/A the purpose of which was to file the financial information required by Form 8-K concerning the acquisition of the EnviroTech Controls, Noran Instruments, TN Technologies, and Tremetrics businesses of Baker Hughes Incorporated on March 16, 1994.

                                                                  FORM 10-Q
                                                               July 2, 1994
                            THERMO INSTRUMENT SYSTEMS INC.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 1994.


                                           THERMO INSTRUMENT SYSTEMS INC.



                                           Paul F. Kelleher
                                           -------------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           -------------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer

                                  EXHIBIT INDEX




     Exhibit Number    Document                                        Page

           11          Statement re: Computation of earnings per share