Form 10-Q
period 1994-10-01
THERMO INSTRUMENT SYSTEMS INC
filed 1994-11-08
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

     (mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended
            October 1, 1994.

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

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                  Class                 Outstanding at October 28, 1994
        ----------------------------    -------------------------------
        Common Stock, $.10 par value                47,289,753PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     PART I - Financial Information

     Item 1 - Financial Statements

     (a) Consolidated Balance Sheet - Assets as of October 1, 1994 and January 1, 1994 (In thousands)

                                                        Oct. 1,   Jan. 1,
                                                           1994      1994
                                                       --------  --------
     Current Assets:
      Cash and cash equivalents                        $104,590  $177,442
      Available-for-sale investments, at quoted
       market value (amortized cost of $15,865)
       (includes $3,401 of related party
       debentures) (Note 3)                              16,956         -
      Short-term investments in related party
       debentures                                             -     6,145
      Accounts receivable, less allowances of $8,647
       and $8,456                                       153,401   129,184
      Unbilled contract costs and fees                    6,922     6,907
      Inventories:
       Raw materials and supplies                        70,485    53,322
       Work in process and finished goods                61,225    44,230
      Prepaid expenses                                    5,343     5,131
      Prepaid income taxes                               32,364    24,212
                                                       --------  --------
                                                        451,286   446,573
                                                       --------  --------

     Property, Plant and Equipment, at Cost             169,406   160,472

      Less: Accumulated depreciation and
            amortization                                 42,458    39,185
                                                       --------  --------
                                                        126,948   121,287
                                                       --------  --------

     Investment in Thermo Terra Tech Joint
      Venture (Note 4)                                   33,238         -
                                                       --------  --------
     Patents and Other Assets                            24,776    27,820
                                                       --------  --------
     Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                334,308   295,461
                                                       --------  --------
                                                       $970,556  $891,141
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of October 1, 1994 and January 1, 1994 (In thousands except share amounts)

                                                        Oct. 1,   Jan. 1,
                                                           1994      1994
                                                       --------  --------
     Current Liabilities:
      Notes payable                                    $ 46,218  $ 37,516
      Accounts payable                                   33,841    29,658
      Accrued payroll and employee benefits              27,394    22,737
      Accrued and current deferred income taxes          24,381    18,653
      Customer deposits                                   7,850     9,699
      Accrued installation and warranty expenses         15,909    14,111
      Other accrued expenses                             76,916    70,079
      Due to parent company                               9,965     6,067
                                                       --------  --------
                                                        242,474   208,520
                                                       --------  --------

     Deferred Income Taxes                               19,693    19,542
                                                       --------  --------
     Other Deferred Items                                19,790    18,863
                                                       --------  --------
     Long-term Obligations:
      Senior obligations, including $140,000 due
       to parent company                                210,000   210,000
      Subordinated obligations, including $1,684
       and $2,734 due to parent company                  39,961    52,303
      Other                                              16,122    23,858
                                                       --------  --------
                                                        266,083   286,161
                                                       --------  --------
     Minority Interest                                    3,245         -
                                                       --------  --------
     Shareholders' Investment:
      Common stock, $.10 par value, 125,000,000
       shares authorized; 47,996,879 and 47,078,660
       shares issued                                      4,800     4,708
      Capital in excess of par value                    230,685   219,703
      Retained earnings                                 194,404   152,364
      Treasury stock at cost, 763,518 and
       867,087 shares                                   (14,174)  (15,850)
      Cumulative translation adjustment                   2,869    (2,870)
      Net unrealized gain on available-for-sale
       investments (Note 3)                                 687         -
                                                       --------  --------
                                                        419,271   358,055
                                                       --------  --------
                                                       $970,556  $891,141
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.

     (b) Consolidated Statement of Income for the three months ended October 1, 1994 and October 2, 1993 (In thousands except per share amounts)

                                                       Three Months Ended
                                                       ------------------
                                                        Oct. 1,   Oct. 2,
                                                           1994      1993
                                                       --------  --------
     Revenues:
      Instruments                                      $161,580  $123,213
      Services                                                -    13,298
                                                       --------  --------
                                                        161,580   136,511
                                                       --------  --------
     Costs and Expenses:
      Cost of instrument revenues                        84,015    63,068
      Cost of service revenues                                -    10,290
      Selling, general and administrative expenses       44,013    33,797
      Research and development expenses                  10,998     8,136
                                                       --------  --------
                                                        139,026   115,291
                                                       --------  --------

     Operating Income                                    22,554    21,220

     Interest Income                                      1,467     1,400
     Interest Expense (includes $1,344 and $1,583
      related to notes to parent company)                (3,833)   (3,276)
     Gain on Issuance of Stock by Subsidiary (Note 5)     3,284         -
     Equity in Income of Unconsolidated
      Subsidiaries, Net (includes $1,040 of income in
      related party investment in 1994) (Note 4)            728         2
                                                       --------  --------
     Income Before Provision for Income Taxes            24,200    19,346
     Provision for Income Taxes                           9,085     8,123
     Minority Interest Expense                               11         -
                                                       --------  --------
     Net Income                                        $ 15,104  $ 11,223
                                                       ========  ========
     Earnings per Share:
      Primary                                          $    .32  $    .25
                                                       ========  ========
      Fully diluted                                    $    .29  $    .24
                                                       ========  ========
     Weighted Average Shares:
      Primary                                            47,154    45,104
                                                       ========  ========
      Fully diluted                                      56,587    51,310
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     (b) Consolidated Statement of Income for the nine months ended October 1, 1994 and October 2, 1993 (In thousands except per share amounts)

                                                        Nine Months Ended
                                                       ------------------
                                                        Oct. 1,   Oct. 2,
                                                           1994      1993
                                                       --------  --------
     Revenues:
      Instruments                                      $471,782  $385,473
      Services                                           12,195    41,201
                                                       --------  --------
                                                        483,977   426,674
                                                       --------  --------
     Costs and Expenses:
      Cost of instrument revenues                       242,760   197,287
      Cost of service revenues                            9,493    31,819
      Selling, general and administrative expenses      127,775   107,736
      Research and development expenses                  31,418    26,721
                                                       --------  --------
                                                        411,446   363,563
                                                       --------  --------

     Operating Income                                    72,531    63,111

     Interest Income                                      4,205     2,048
     Interest Expense (includes $4,048 and $2,964
      related to notes to parent company)               (11,923)  (10,211)
     Gain on Issuance of Stock by Subsidiary (Note 5)     3,284         -
     Gain on Sale of Related Party Investments            2,000         -
     Equity in Income of Unconsolidated
      Subsidiaries, Net (includes $1,937 of income in
      related party investment in 1994) (Note 4)          1,764       110
                                                       --------  --------
     Income Before Provision for Income Taxes            71,861    55,058
     Provision for Income Taxes                          29,810    23,480
     Minority Interest Expense                               11         -
                                                       --------  --------
     Net Income                                        $ 42,040  $ 31,578
                                                       ========  ========
     Earnings per Share:
      Primary                                          $    .90  $    .71
                                                       ========  ========
      Fully diluted                                    $    .83  $    .68
                                                       ========  ========
     Weighted Average Shares:
      Primary                                            46,899    44,541
                                                       ========  ========
      Fully diluted                                      56,577    50,233
                                                       ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                         THERMO INSTRUMENT SYSTEMS INC.


     (c) Consolidated Statement of Cash Flows for the nine months ended October 1, 1994 and October 2, 1993 (In thousands)

                                                        Nine Months Ended
                                                       ------------------
                                                        Oct. 1,   Oct. 2,
                                                           1994      1993
                                                       --------  --------
     Operating Activities:
      Net income                                     $  42,040  $  31,578
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                   17,653     16,266
        Provision for losses on accounts receivable        363        262
        Decrease in deferred income taxes                   (3)      (680)
        Gain on issuance of stock by subsidiary
         (Note 5)                                       (3,284)         -
        Gain on sale of related party investments       (2,000)         -
        Equity in income of unconsolidated
         subsidiaries, net                              (1,764)      (110)
        Other noncash expenses                           2,360      2,911
        Changes in current accounts, excluding the
         effects of acquisitions:
          Accounts receivable                            5,330    (13,901)
          Inventories                                   (3,305)     2,247
          Other current assets                            (341)     5,161
          Accounts payable                                  28     (9,784)
          Other current liabilities                    (18,480)   (18,032)
        Other                                              (94)        55
                                                     ---------  ---------
           Net cash provided by operating activities    38,503     15,973
                                                     ---------  ---------

     Investing Activities:
      Acquisitions, net of cash acquired (Note 2)     (100,940)   (89,654)
      Sale of Nicolet Biomedical                             -     67,900
      Purchases of available-for-sale investments      (18,250)         -
      Proceeds from sale and maturities of
       available-for-sale investments                   11,000          -
      Purchases of property, plant and equipment        (5,544)    (7,023)
      Other                                              1,915     (1,869)
                                                     ---------  ---------
           Net cash used in investing activities      (111,819)   (30,646)
                                                     ---------  ---------
     Financing Activities:
      Proceeds from issuance of obligations to
       parent company                                       -     229,000
      Repayment of obligations to parent company            -    (157,485)
      Proceeds from issuance of long-term
       obligations                                          -      68,065
      Repayment and repurchase of long-term
       obligations                                     (7,632)     (4,093)
      Proceeds from issuance of Company and
       subsidiary common stock                          7,175         921
      Purchases of Company common stock                     -        (836)
                                                     --------   ---------
           Net cash provided by (used in) financing
             activities                              $   (457)  $ 135,572
                                                     --------   ---------


                                        6PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994
                         THERMO INSTRUMENT SYSTEMS INC.


     (c) Consolidated Statement of Cash Flows for the nine months ended October 1, 1994 and October 2, 1993 (continued) (In thousands)

                                                        Nine Months Ended
                                                       ------------------
                                                        Oct. 1,   Oct. 2,
                                                           1994      1993
                                                       --------  --------
     Exchange Rate Effect on Cash                      $    921  $    735
                                                       --------  --------

     Increase (Decrease) in Cash and Cash Equivalents   (72,852)  121,634
     Cash and Cash Equivalents at Beginning of Period   177,442    25,939
                                                       --------  --------
     Cash and Cash Equivalents at End of Period        $104,590  $147,573
                                                       ========  ========

     Cash Paid For:
      Interest                                         $ 13,626  $ 12,140
      Income taxes                                     $ 20,930  $  6,654

     Noncash Financing Activities:
      Conversions of convertible obligations           $ 11,292  $ 26,040

     The accompanying notes are an integral part of these consolidated financial statements.






























                                        7PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - October 1, 1994


     1. General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended October 1, 1994 and October 2, 1993, (b) the financial position at October 1, 1994, and (c) the cash flows for the nine-month periods ended October 1, 1994 and October 2, 1993. Interim results are not necessarily indicative of results for a full year.

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


     2. Acquisitions

        On March 16, 1994, the Company completed the acquisition of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated (Baker Hughes) for a purchase price of approximately $89.7 million in cash. The Company acquired the EnviroTech Controls, NORAN Instruments (NORAN), TN Technologies, and Tremetrics businesses, which collectively design, manufacture, and market a variety of process control, process measurement, and laboratory analytical products for use in a wide range of industrial, energy, environmental, and research applications.

        On September 21, 1994, the Company completed the acquisition of the assets of IRT Corporation (IRT) for approximately $7.3 million in cash. IRT manufactures automated X-ray inspection systems for discrete manufacturing processes, including the examination of printed circuit boards for solder joint integrity and the placement of components. IRT also manufactures industrial inspection systems as well as systems for weapons and contraband detection, and provides irradiation services to third parties in the sterile medical and gemstone markets.

        The Company has contributed the assets acquired and the liabilities assumed from NORAN and IRT to the Company's ThermoSpectra Corporation subsidiary (ThermoSpectra) (Note 5).

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these
                                        8PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - October 1, 1994
         (continued)


     2. Acquisitions (continued)

     acquisitions exceeded the estimated fair value of the acquired net assets by $59.1 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company and the EnviroTech Measurements & Controls group of Baker Hughes on a pro forma basis, assuming the companies had been combined since the beginning of 1993. The pro forma data below exclude the effect of the acquisition of IRT since this acquisition was not material to the Company's results of operations.

                                                Three
                                               Months
                                                Ended   Nine Months Ended
                                              -------  -------------------
                                              Oct. 2,   Oct. 1,   Oct. 2,
     (In thousands except per share amounts)     1993      1994      1993
     ---------------------------------------------------------------------
     Revenues                                $167,136  $505,661  $524,965
     Net income                                12,072    40,265    30,645
     Earnings per share:
      Primary                                     .27       .86       .69
      Fully diluted                               .25       .80       .66

        The pro forma results include the Company's historical statements, which include the environmental services businesses that comprised the Company's Services segment. Effective April 4, 1994, the environmental services businesses are no longer consolidated with the Company's results of operations (Note 4). The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the businesses within the EnviroTech Measurements & Controls group of Baker Hughes been made at the beginning of 1993.


     3. Available-for-sale Investments

        Effective January 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's debt and marketable equity securities are considered "Available-for-sale investments" in the accompanying balance sheet and are carried at market value, with the difference between cost and market value, net of related tax effects, recorded currently as a component of shareholders' investment titled "Net unrealized gain on available-for-sale investments." "Net unrealized gain on available-for-sale investments" consists of (1) an unrealized gain, net of related tax effects, of $1,885,000 that was recorded as a

                                        9PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - October 1, 1994
         (continued)


     3. Available-for-sale Investments (continued)

     cumulative effect of change in accounting principle adjustment and
     (2) an unrealized loss, net of related tax effects, of $1,198,000 relating to the decline in market value of available-for-sale investments for the nine-month period ended October 1, 1994.

        Available-for-sale investments in the accompanying balance sheet at October 1, 1994, represent investments in corporate bonds of $13,555,000 with contractual maturities of one year or less and $3,401,000 with contractual maturities of over one year through five years. Expected maturities, as classified in the accompanying balance sheet, may differ from contractual maturities as a result of the Company's intent to sell these securities prior to maturity and as a result of put and call options that enable either the Company and/or the issuer to redeem these securities at an earlier date. The difference between the market value and the cost basis of available-for-sale investments at October 1, 1994 was $1,091,000, which represents gross unrealized gains of $1,147,000 and gross unrealized losses of $56,000 on those investments.

        The cost of available-for-sale investments that were sold was based on specific identification in determining realized gains recorded in the accompanying statement of income. "Gain on sale of related party investments" in the accompanying statement of income for the nine-month period ended October 1, 1994, resulted from gross realized gains relating to the sale of available-for-sale investments.


     4. Joint Venture

        Effective April 4, 1994, the Company formed an environmental services joint venture with Thermo Process Systems Inc. (Thermo Process), another public subsidiary of Thermo Electron Corporation. The joint venture operates under the name Thermo Terra Tech. The Company contributed the analytical laboratories and the nuclear health physics and environmental science and engineering services businesses that comprised its Services segment. Thermo Process contributed its recently acquired environmental laboratory business, which specializes in fast-response testing of petroleum-contaminated soils and groundwater, and approximately $31 million in cash and short-term investments.

        The Company owns 49% of Thermo Terra Tech and accounts for its interest in the joint venture using the equity method. Under the terms of the joint venture agreement, 66.67% of income earned by the joint venture after April 4, 1994, will be allocated to the Company until the first to occur of (a) the joint venture has accumulated $5.1 million in net profits, (b) April 1, 1995, or (c) the date on which at least 70% of Thermo Process' cash contribution to the joint venture is first invested in one or more additional businesses. Thereafter, the Company's share of the joint venture's income will be 49%. The
                                       10PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     (d) Notes to Consolidated Financial Statements - October 1, 1994
         (continued)


     4. Joint Venture (continued)

     Company's environmental services businesses had revenues of $55.2 million and $12.2 million for the year ended January 1, 1994, and the three-month period ended April 2, 1994, respectively.


     5. Transactions in Stock of Subsidiary

        On September 1, 1994, the Company's wholly owned ThermoSpectra subsidiary completed a private placement of 700,000 shares of its common stock at $10.00 per share. Net proceeds from the sale were $6.5 million, resulting in a gain of $3.3 million. ThermoSpectra's business focuses on developing, manufacturing, and marketing precision imaging inspection, and test instrumentation that use high-speed data acquisition and digital processing technologies.

        On October 13, 1994, the Company's ThermoSpectra subsidiary sold 600,000 shares of its common stock in a private placement at $10.00 per share for net proceeds of approximately $5.6 million. Following the private placements, the Company owned 87% of ThermoSpectra's outstanding common stock.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Third Quarter 1994 Compared With Third Quarter 1993

        Revenues for the third quarter of 1994 increased 18% to $161.6 million from $136.5 million in 1993. Instruments segment revenues increased $38.4 million, or 31%, to $161.6 million in the third quarter of 1994 from $123.2 million in 1993. The increase was due to acquisitions which include the radiation safety measurement products and radiometry process control divisions of FAG Kugelfischer Georg Shafer AG in October 1993 and several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated (Baker Hughes) in March 1994. There were no revenues for the Services segment in the third quarter of 1994, compared with $13.3 million in 1993. Effective April 4, 1994, the Company contributed the businesses that comprised its Services segment to Thermo Terra Tech in exchange for a 49% ownership interest in that joint venture. As a result, the Services segment operations are no longer consolidated in the Company's financial statements (see Note 4 to Consolidated Financial Statements).

        The Company's gross profit margin increased to 48% in the third quarter of 1994 from 46% for the same period in 1993. Gross profit margin for the Instruments segment decreased to 48% in the third

                                       11PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Third Quarter 1994 Compared With Third Quarter 1993 (continued)

     quarter of 1994 from 49% in 1993 due to changes in product mix. Gross profit margin for the Services segment was 23% in 1993.

        Selling, general and administrative expenses as a percentage of revenues increased to 27% in the third quarter of 1994 from 25% for the same period in 1993 as a result of higher costs as a percentage of revenues at acquired businesses. Research and development expenses remained relatively unchanged at 6.8% of Instruments segment revenues in the third quarter of 1994, compared with 6.6% in 1993.

        Interest income remained relatively unchanged at $1.5 million in the third quarter of 1994, compared with $1.4 million for the same period in 1993. Interest expense increased to $3.8 million in 1994 from $3.3 million in 1993, due primarily to the issuance of 3 3/4% senior convertible obligations in September 1993, offset in part by the reduction in interest expense as a result of the repayment in the third quarter of 1993 of debt incurred in connection with acquisitions.

        As a result of the sale of stock by its ThermoSpectra Corporation subsidiary (ThermoSpectra), the Company recorded a gain of $3.3 million in the third quarter of 1994. The gain represents an increase in the Company's proportionate share of the subsidiary's equity and is classified as "Gain on issuance of stock by subsidiary" in the accompanying statement of income (see Note 5 to Consolidated Financial Statements).


     First Nine Months 1994 Compared With First Nine Months 1993

        Revenues for the first nine months of 1994 increased 13% to $484.0 million from $426.7 million for the same period in 1993. Instruments segment revenues increased $86.3 million, or 22%, to $471.8 million in 1994 from $385.5 million in 1993 due to the acquisitions discussed in the results of operations for the third quarter, as well as the acquisition of Spectra-Physics Analytical in February 1993. The 1993 results include $12.6 million in revenues from the biomedical instruments business of the Company's Nicolet Instrument Corporation subsidiary (Nicolet Biomedical), which was sold to Thermo Electron Corporation (Thermo Electron) effective April 5, 1993. Services segment revenues were $12.2 million for the three-month period ended April 2, 1994, and $41.2 million for the first nine months of 1993. This reduction reflects the formation of the Thermo Terra Tech joint venture, effective April 4, 1994.

        The Company's gross profit margin increased to 48% for the first nine months of 1994 from 46% for the same period in 1993. Gross profit margin for the Instruments segment remained unchanged at 49% in the first nine months of both 1994 and 1993. Gross profit margin for the


                                       12PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     First Nine Months 1994 Compared With First Nine Months 1993
     (continued)

     Services segment was relatively unchanged at 22.2% in the first nine months of 1994, compared with 22.8% in 1993.

        Selling, general and administrative expenses as a percentage of revenues remained relatively unchanged at 26% in the first nine months of 1994, compared with 25% in 1993. Research and development expenses remained relatively unchanged at 6.7% of Instruments segment revenues in 1994, compared with 6.9% in 1993.

        Interest income increased to $4.2 million in the first nine months of 1994 from $2.0 million for the same period in 1993, primarily as a result of interest income earned on the net proceeds from the issuance of 3 3/4% senior convertible obligations in September 1993, offset in part by the cash used to purchase several businesses within the EnviroTech Measurements & Controls group of Baker Hughes in the first quarter of 1994. Interest expense increased to $11.9 million in 1994 from $10.2 million in 1993, due primarily to the reasons discussed in the results of operations for the third quarter. The Company recorded a gain of $2.0 million in 1994 on the sale of part of its investment in Thermedics Inc. (Thermedics) convertible debentures. Thermedics is a majority-owned subsidiary of Thermo Electron.

        "Equity in income of unconsolidated subsidiaries, net" in the first nine months of 1994 primarily represents the Company's portion of the results of Thermo Terra Tech (see Note 4 to Consolidated Financial Statements).

        The effective tax rate was 41.5% and 42.6% in the first nine months of 1994 and 1993, respectively. These rates exceeded the statutory federal income tax rate primarily due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain subsidiaries, and the impact of state income taxes. The effective tax rate decreased in 1994 due to the nontaxable gain on issuance of stock by subsidiary, which is discussed in the results of operations for the third quarter.


     Financial Condition

     Liquidity and Capital Resources

        Consolidated working capital at October 1, 1994, was $208.8 million, compared with $238.1 million at January 1, 1994, a decrease of $29.2 million. Included in working capital are cash, cash equivalents, and short-term investments of $121.5 million at October 1, 1994, and $183.6 million at January 1, 1994. Of the $121.5 million balance at October 1, 1994, $8.1 million was held by the Company's ThermoSpectra subsidiary and $113.4 million by the Company and its wholly owned subsidiaries. During the first nine months of 1994, the

                                       13PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.


     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liquidity and Capital Resources (continued)

     Company expended $100.9 million, net of cash acquired, for acquisitions (see Note 2 to Consolidated Financial Statements). In September and October 1994, the Company's ThermoSpectra subsidiary completed private placements of an aggregate of 1,300,000 shares of its common stock at $10.00 per share for net proceeds of approximately $12.1 million.

        During the remainder of 1994, the Company plans to make expenditures of approximately $2.8 million for property, plant and equipment. The Company plans to make these expenditures from working capital. The Company has also signed a letter of intent to acquire the assets of the Analytical Instruments Division of Baird Corporation for approximately $13.5 million. The Company believes that the remainder of its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.


     PART II - Other Information

     Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.




























                                       14PAGE

                                                                  FORM 10-Q
                                                            October 1, 1994

                            THERMO INSTRUMENT SYSTEMS INC.



                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 1994.


                                           THERMO INSTRUMENT SYSTEMS INC.



                                           Paul F. Kelleher
                                           -------------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           -------------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer






























                                       15PAGE

                                  EXHIBIT INDEX




     Exhibit
      Number        Document                                           Page
     --------       --------                                           ----

        11          Statement re: Computation of earnings per share.

        27          Financial Data Schedule.