Form 10-K
period 1994-12-31
THERMO INSTRUMENT SYSTEMS INC
filed 1995-03-08
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                     -----------------------------------
                                   FORM 10-K
  (mark one)
  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994

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

          Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
  Title of each class                                     on which registered
  ----------------------------                        -----------------------
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 27, 1995, was approximately $218,981,000.

  As of January 27, 1995, the Registrant had 47,570,240 shares of Common Stock outstanding.
                      Documents Incorporated by Reference
  Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1995, are incorporated by reference into Part III.
PAGE

                                    PART I


  Item 1.  Business

  (a)  General Development of Business.

       Thermo Instrument Systems Inc. (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of analytical instruments used to detect and measure air pollution, nuclear radioactivity, complex chemical compounds, toxic metals, and other elements in a wide variety of materials. The Company also markets process monitoring and control instruments primarily for the oil, gas, and petrochemical industries. Through its 86%-owned subsidiary, ThermoSpectra Corporation (ThermoSpectra), the Company develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation that employ a variety of energy sources or signals as well as high-speed data acquisition and digital processing technologies. In 1994, the Company's ThermoSpectra subsidiary sold 1,505,000 shares of its common stock in private placements at $10.00 per share for net proceeds of $14.0 million, resulting in a gain of $6.5 million.

        Effective April 4, 1994, the Company formed an environmental services joint venture with Thermo Process Systems Inc. (Thermo Process), another public subsidiary of Thermo Electron Corporation (Thermo Electron). The joint venture operates under the name Thermo Terra Tech. The Company contributed the analytical laboratories and the nuclear health physics and environmental science and engineering services businesses that comprised its Services segment. Thermo Process contributed its environmental laboratory business, which specializes in fast-response testing of petroleum-contaminated soils and groundwater, and approximately $31 million in cash and short-term investments.

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

       The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years the Company has completed several complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. In 1994*, the Company's acquisitions included the assets of IRT Corporation for a purchase price of $7.3 million, and several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated (Baker Hughes) for a purchase price of $89.7 million. On January 1, 1995, the Company acquired the assets of the Analytical Instruments Division of

  * References to 1994, 1993, and 1992 herein are for the fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993, respectively.
                                       2PAGE

  Baird Corporation, a wholly owned subsidiary of Imo Industries Inc., for $12.3 million in cash, subject to a post-closing adjustment. On March 1, 1995, the Company entered into an Asset and Stock Purchase Agreement (the Agreement) with Fisons plc (Fisons) under which the Company agreed to acquire the Scientific Instruments Division (the Division) of Fisons for 202 million British pounds sterling. The Division is principally composed of operations that are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. Consummation of the acquisition is subject to several conditions, including approval by Fisons shareholders, regulatory approvals, consent of certain third parties, and customary conditions to closing. The Company intends to fund the purchase price from available cash and through borrowings from Thermo Electron. Thermo Electron has guaranteed the obligations of the Company under the Agreement. The purchase price is subject to a post-closing adjustment based on the net asset value of the Division as of the closing date.

       The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron to succeed the instruments businesses that were previously conducted by several Thermo Electron subsidiaries. As of December 31, 1994, Thermo Electron owned 39,634,271 shares, or 83%, of the Company's outstanding common stock. Thermo Electron is a major manufacturer of biomedical products including heart-assist systems and mammography systems, papermaking and recycling equipment, alternative-energy systems, industrial process equipment, and other specialized products. Thermo Electron also provides environmental and metallurgical services and conducts advanced technology research and development.

       Thermo Electron intends, for the foreseeable future, to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal and state income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of common stock and/or convertible debentures of the Company from time to time as the number of outstanding shares of the Company increases. These and any other purchases may be made either on the open market or directly from the Company or pursuant to conversions of the Company's 7% subordinated convertible note due 1996 or the 3 3/4% senior convertible note due 2000 held by Thermo Electron. See Notes 5 and 11 to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible obligations. During 1994, Thermo Electron purchased 1,931,327 shares of the Company's common stock on the open market at a total cost of $57.4 million.

  (b)  Financial Information About Industry Segments.

       The Company operates in one business segment: the manufacturing and marketing of analytical, monitoring, and process control instruments used to detect and measure air pollution, radioactivity, complex chemical compounds, toxic metals and other elements in a broad range of liquids and solids, as well as to control and monitor various industrial processes
  (the Instruments Segment). Prior to April 4, 1994, the Company also provided environmental science and engineering services, laboratory-based testing, and nuclear physics services, which comprised the Company's Services segment. These services are now being provided by the Thermo Terra Tech joint venture.


                                       3PAGE

       Financial information concerning the Company's industry segments is provided in Note 13 to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.

  (c)  Description of Business.

       (i)  Principal Products and Services

       Instruments manufactured and marketed by the Company employ a variety of advanced technologies and spectral, electroanalytical, and separation techniques to determine the composition, structure, and physical properties of natural and synthetic substances. The Company's instruments can be broadly categorized by their use as analytical, monitoring, or process control instruments.

  Analytical Instruments

       The Company's principal analytical instrument products are atomic emission and absorption spectrometers, Fourier transform infrared (FT-IR) and FT-Raman spectrometers, mass spectrometers, high performance liquid chromatographs, gas chromatographs, and X-ray fluorescence instrumentation.

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

       The Company is a leading manufacturer of sequential AE spectrometers, in which elements are analyzed one at a time, and simultaneous AE spectrometers, in which many elements can be measured at the same time. The Company produces AA spectrometers in single-, double- and four-channel models. The Company is the only major producer of multichannel AA spectrometers, which provide several operational advantages over single-channel instruments, including speed of analysis, increased accuracy, reduced sample consumption, and analysis over an extended range of concentrations.

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

       The Company is a leading manufacturer of commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. The Company's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic compounds. These instruments are used by customers in environmental analysis and pollution control; in research and production of pharmaceuticals; in biochemistry; in analysis of foods, chemicals, and
                                       4PAGE
  petrochemicals; and in health and forensic science. The Company provides both stand-alone mass spectrometers and combined systems that use its own chromatographs or those purchased from other companies. These products span a range of sensitivity, specificity, separation technologies, data-handling capabilities, sizes, and prices.

       The Company sells high performance liquid chromatography, capillary electrophoresis, and related instruments and equipment used principally in the research and development and production monitoring of pharmaceuticals, chemicals, and personal-care products, and for environmental monitoring. These instruments separate the chemical components of substances for purposes of identification and measurement. Capillary electrophoresis is a relatively new separation technique that is based on a combination of chromatographic and electroanalytical technologies and is particularly useful in biochemical, pharmaceutical, and environmental research.

       In 1994, with its acquisition of the Tremetrics and TN Technologies businesses from Baker Hughes, the Company added two analytical testing technologies: gas chromatography and X-ray fluorescence. Gas chromatographs are widely used in environmental and industrial laboratories as stand-alone instruments or in conjunction with mass spectrometers, where the gas chromatograph separates a sample into individual chemical components for the mass spectrometer to identify. Applications include the identification of organic compounds, from pesticide residues on vegetables to chlorinated organics in drinking water. The Company sells a wide variety of gas chromatography detectors that measure trace levels of pollutants in water, soil, and air. X-ray fluorescence instruments allow for the nondestructive analysis of inorganic elements. Applications include alloy identification, on-line process monitoring and quality control, characterization of toxic metals in soil, and thickness and/or composition of semiconductor thin films. In addition, the Company manufactures and markets digital oscilloscopes, multichannel transient recorders, high-resolution waveform analyzers, laser scanning confocal microscopes, and X-ray microanalysis equipment, as well as X-ray imaging systems used for quality assurance and failure analysis applications primarily in the electronics industry.

  Monitoring Instruments

       The Company manufactures monitoring instruments for two principal markets: the detection and measurement of nuclear radiation, and the monitoring of air pollutants including toxic and combustible gases.

       The Company's nuclear radiation monitoring instruments detect and measure alpha, beta, gamma, neutron, and X-ray radiation emitted by natural sources and by radioactive materials used in nuclear power plants and certain governmental, industrial, and medical facilities. The Company is a leading manufacturer of a broad range of stand-alone and portable instruments and computer-integrated instrument systems used to ensure the safety of personnel from exposure to nuclear radiation. Nuclear power plants and U.S. Department of Energy (DOE) facilities purchase approximately 70% of the radiation monitoring instruments sold by the Company. The businesses acquired from FAG Kugelfischer Georg Shafer AG in 1993 provide two classes of products. The radiation safety-measurement products division is a major supplier of instruments and systems that are manufactured to European standards for personnel protection and environmental monitoring. The radiometry division manufactures industrial gauging and process control instruments used principally by manufacturers

                                       5PAGE
  of flat sheet materials, including metals, plastics, rubber, paper, and fibers.

       The Company's air-monitoring instruments measure pollutants in ambient air and from stationary sources such as industrial smokestacks. The principal pollutants measured are oxides of nitrogen, sulfur dioxide, carbon monoxide, ozone, and volatile organic compounds (VOCs). These instruments are used by utility and industrial customers to ensure compliance with environmental regulations, by government agencies to monitor air quality, and by research facilities. The Occupational Safety and Health Administration's safety requirements for protecting workers from toxic or explosive atmospheres in confined spaces are addressed with the Company's detectors, instruments, and systems for sensing, monitoring, and warning of such dangers. These worker-safety products are used in a wide range of applications, from large petrochemical plants, utilities, and industrial manufacturing facilities to commercial buildings.

       In addition, the Company manufactures equipment that provides on-line, real-time analysis of elements in bulk raw materials, such as coal and cement. These analyzers are used by utilities to determine the sulfur content of coal to ensure compliance with air quality standards and by the cement industry to test raw materials to assure product quality and uniformity.

  Process Control Instruments

       With the 1994 acquisition of the EnviroTech Controls business from Baker Hughes, the Company now addresses the process monitoring, analysis, gauging, and control instruments market, primarily for the oil, gas, and petrochemical industries.

       The Company manufactures and markets a number of process monitoring, analysis, and control systems including: analog and digital recorders for continuous process industries; process and laboratory analytical instruments and monitors to detect lethal gases for the oil, gas, and petrochemical industries; supervisory control and data acquisition software for process monitoring and operator interface in a variety of industrial processes; and turnkey, integrated systems to control networks of distant oil and gas wells.

       The Company also manufactures and markets process gauges and noncontacting and nonintrusive process control instrumentation to measure liquid levels, density, weight, and flows for a variety of industries. Application examples include measuring levels in a pharmaceutical reactor, determining the percentage by weight of solids contained in a mining slurry, or monitoring the flow of fluid into a wastewater treatment facility.

       In addition to analytical, monitoring, and process control instruments, the Company supplies related accessories, spare parts, and instrument maintenance and training programs at its own and its customers' facilities.

  Thermo Terra Tech Joint Venture

       Effective April 4, 1994, the Company formed an environmental services joint venture with Thermo Process Systems Inc., another public subsidiary of Thermo Electron. The Company contributed the analytical laboratories and
                                       6PAGE
  the nuclear health physics and environmental science and engineering services businesses that comprised its Services segment. Thermo Process contributed its environmental laboratory business, which specializes in fast-response testing of petroleum-contaminated soils and groundwater, and approximately $31 million in cash and short-term investments. The Company owns 49% of Thermo Terra Tech and accounts for its interest in the joint venture using the equity method.

       Thermo Terra Tech provides comprehensive laboratory-based environmental testing, analysis, and related services for the detection, measurement, and monitoring of hazardous wastes and radioactive materials. Thermo Terra Tech's services also include design and construction inspection of water supply and wastewater treatment facilities, surveying and site planning, transportation engineering services, solid waste management services, and building services.

  Customers and Marketing

       The Company sells many of its products and services to customers whose activities are subject to numerous environmental quality, pollution control, and occupational safety and health regulations and laws enacted by federal, state, and local governments and by international accord. Customers include industrial manufacturers, environmental laboratories, utilities, waste management and treatment facilities, and government agencies. The Company's analytical instruments are also used in biomedical applications such as analysis of drugs and drug metabolites; in academic and industrial chemical research; in forensic science; in energy and mineral resource exploration and production; in metals processing; and in a range of product quality assurance and process monitoring applications. The Company's process control instrumentation is used primarily in the oil, gas, and petrochemical industries.

       The Company sells its products through its own marketing and sales force in North America, Europe, and Asia and receives additional market coverage through authorized representatives throughout the world. Some products are distributed through original equipment manufacturer (OEM) agreements. The Company's products are installed and serviced in most major markets by the Company's personnel. Installation and service in some countries are provided by authorized representatives. Customers may purchase service contracts from the Company to cover equipment no longer under warranty, and service work also is provided on a time, materials, and expense basis. Training courses on both the operation and maintenance of the Company's products are conducted for customers and authorized representatives who service the products.

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

       Research and development expenses for the Company were $42,924,000, $34,510,000, and $26,138,000 in 1994, 1993, and 1992, respectively.
                                       7PAGE

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

       (v)  Seasonal Influences

       There are no significant seasonal influences on the Company's sales of its products.

       (vi)  Working Capital Requirements

       There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital requirements.

       (vii)  Dependency on a Single Customer

       The Company's Instrument Segment is not dependent upon a single customer, or a few customers. The Company's former Services segment, the business of which is now conducted by the Thermo Terra Tech joint venture, derived approximately 30%, 31%, and 30% of its revenues in the three-month period ended April 2, 1994 and in 1993 and 1992, respectively, from contracts or subcontracts with the federal government. No single customer accounted for more than 10% of the Company's revenues in any of the past three years.

       (viii)  Backlog

       The backlog of firm orders for the Instruments segment as of December 31, 1994 and January 1, 1994 was $139,596,000 and $115,620,000,
  respectively. The backlog of firm orders for the Company's former Services segment as of January 1, 1994, was $26,196,000. The Company anticipates that substantially all of the backlog at December 31, 1994, will be shipped or completed within the current fiscal year.

       (ix)  Government Contracts

       Not applicable.


                                       8PAGE

       (x)  Competition

       The Company generally competes on the basis of technical advances that result in new products and improved price-performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

       The Company believes it is among the principal manufacturers specializing in analytical instrumentation, although it faces significant competition from other companies, many of which are larger than the Company, and technologies in most of its product lines and its relative position in certain markets cannot be determined due to insufficient data. The Company believes it is a leading supplier of mass spectrometers, FT-IR spectrometers, FT-IR and FT-Raman microscopes, and optical plasma-emission spectrometers and a major supplier of atomic absorption spectrometers. In liquid chromatography, the Company believes its competitors include several larger companies and numerous specialty manufacturers. In its remaining analytical instrument product lines, the Company believes its competitors are mainly smaller, specialized firms.

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

       The Company has a relatively small presence within the large and varied process control marketplace, which is extremely fragmented and comprises several large companies and numerous smaller companies.

       (xii)  Environmental Protection Regulations

       The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a materially adverse effect on its capital expenditures, earnings, or competitive position.

       (xiii)  Number of Employees

       As of December 31, 1994, the Company employed 3,966 people.

  (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.

       Financial information about exports by domestic operations and about foreign operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.







                                       9PAGE

  (e)  Executive Officers of the Registrant.

                              Present Title (Year First Became Executive
  Name                   Age  Officer)
  --------------------- ----  ------------------------------------------
  Arvin H. Smith         65   President and Chief Executive Officer (1986)
  John N. Hatsopoulos *  60   Vice President and Chief Financial Officer
                              (1988)
  Denis A. Helm          55   Senior Vice President (1986)
  Earl R. Lewis          51   Senior Vice President (1990)
  Richard W. K. Chapman  50   Vice President (1994)
  Barry S. Howe          39   Vice President (1994)
  Paul F. Kelleher       52   Chief Accounting Officer (1986)

  * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

       Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Chapman, have held comparable positions for at least five years either with the Company or with its parent company, Thermo Electron. Mr. Chapman has held management positions at the Company's Finnigan Corporation (Finnigan) subsidiary since 1989, first as marketing manager and, beginning in 1992, as president. Messrs. Helm, Lewis, Chapman, and Howe are full-time employees of the Company. Messrs. Smith, Hatsopoulos, and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


  Item 2.  Properties

       The Company owns approximately 1,203,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Texas, Wisconsin, Germany, and England, and leases approximately 957,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1995 to 2017, principally in California, Massachusetts, Connecticut, Texas, Wisconsin, Japan, and Germany. As of December 31, 1994, the Company has a $10,855,000 mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $16,564,000. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.


  Item 3.  Legal Proceedings

       The Company has been notified that the Environmental Protection Agency has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or the Superfund law), occurred at two sites to which chemical or other wastes generated by the manufacturing operations of subsidiaries of the Company were sent. The notifications allege that these subsidiaries may be potentially responsible parties with respect to the remedial actions needed to control or clean up any such releases. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances
                                      10PAGE
  disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with the remediation of the site. In each instance the Company believes that its subsidiary is only one of several companies which received such notification and who may likewise be held liable for any such remedial costs. The Company also is involved with one site under California law where the Company may be required to participate in remediation.

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

       On September 27, 1993, Analytica of Branford, Inc. (Analytica) filed a complaint against the Company's Finnigan subsidiary in U.S. District Court for the District of Connecticut. The complaint alleges that Finnigan has used apparatus, and has manufactured and sold products which aid and instruct end-purchasers to use the apparatus, in a manner so as to infringe a U.S. patent entitled "Method of Producing Multiply Charged Ions and For Determining Molecular Weights of Molecules By Use of the Multiply Charged Ions of Molecules", and asks for injunctive relief, profits, unspecified damages, and attorney's fees. The Company believes that the Finnigan products and applications which Analytica seeks to challenge may include mass spectrometers equipped with electrospray ionization sources which are used for multiple charged ion analysis of high molecular weight compounds. Finnigan has filed its answer denying infringement and also has counterclaimed for a declaration that the Analytica patent be held invalid and not infringed. Discussions between the parties, including settlement discussions, are continuing. No trial date has been set.


  Item 4.  Submission of Matters to a Vote of Security Holders

           Not applicable.















                                      11PAGE

                                    PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters

       Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.


  Item 6.  Selected Financial Data

       The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1994 Annual Report to Shareholders and is incorporated herein by reference.


  Item 8.  Financial Statements and Supplementary Data

       The Registrant's Consolidated Financial Statements as of December 31, 1994, are included in the Registrant's 1994 Annual Report to Shareholders and are incorporated herein by reference.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

















                                      12PAGE

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















                                      13PAGE

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a), (d)  Financial Statements and Schedules.

           (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

           (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

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

                 Schedule II:  Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or the notes thereto.

       (b)  Reports on Form 8-K.

            During the quarter ended December 31, 1994, the Registrant was not required to file, and did not file, any Current Report on Form 8-K. On March 6, 1995, the Company filed a Current Report on Form 8-K pertaining to its pending acquisition of Fisons plc.

       (c)  Exhibits.

            See Exhibit Index on the page immediately preceding exhibits.












                                      14PAGE

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 7, 1995                     THERMO INSTRUMENT SYSTEMS INC.


                                          By: Arvin H. Smith
                                          ------------------------------
                                              Arvin H. Smith
                                              President and Chief
                                              Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 7, 1995.


  Signature                          Title


  By: Arvin H. Smith                 President, Chief Executive Officer
      Arvin H. Smith                  and Director

  By: John N. Hatsopoulos            Vice President, Chief Financial Officer
      John N. Hatsopoulos             and Director

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

  By: George N. Hatsopoulos          Chairman of the Board and Director
      George N. Hatsopoulos

  By: Robert C. Howard               Director
      Robert C. Howard

  By: Frank Jungers                  Director
      Frank Jungers

  By: Robert A. McCabe               Director
      Robert A. McCabe

  By: Polyvios C. Vintiadis          Director
      Polyvios C. Vintiadis


                                      15PAGE

                    Report of Independent Public Accountants



  To the Shareholders and Board of Directors of Thermo Instrument Systems Inc.:


       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1995 (except with respect to the matters discussed in Note 14 as to which the date is March 1, 1995). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



  Boston, Massachusetts
  February 10, 1995



























                                      16PAGE

  SCHEDULE II



                        THERMO INSTRUMENT SYSTEMS INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                                         Bad  Less:
                            Charged                    Debts    Ac-
                Balance at to Costs                      Re- counts  Balance
                 Beginning and Acquisi- Disposi- cover- Written at End Description of Year Expenses tions(a) tions(a) ed Off of Year
  --------------------------------------------------------------------------
  Year Ended
  December 31, 1994

  Allowance for
    Doubtful
    Accounts        $8,456  $  733  $4,763  $(2,696) $  259  $(2,736) $8,779

  Year Ended
  January 1, 1994

  Allowance for
    Doubtful
    Accounts        $7,276  $  970  $1,322  $  (586) $1,241  $(1,767) $8,456


  Year Ended
  January 2, 1993

  Allowance for
    Doubtful
    Accounts        $7,096  $  666  $  985  $     -  $ (42)  $(1,429) $7,276


  (a) As described in Notes 3 and 4 to Consolidated Financial Statements in the Registrant's 1994 Annual Report to Shareholders.
















                                      17PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 ---------    --------------------------------------------------------- ----
      2.1     Asset and Stock Purchase Agreement between Thermo
              Electron Corporation and Baker Hughes Incorporated dated
              January 28, 1994 (filed as Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9786] and incorporated herein by reference).

      2.2 Assignment and Assumption Agreement dated March 16, 1994 among Thermo Electron Corporation, Thermedics Inc. and the Registrant (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K relating to events occurring on March 16, 1994 [File No. 1-9786] and incorporated herein by reference).

      2.3 Asset and Stock Purchase Agreement among the Registrant, Thermo Electron Corporation and Fisons plc dated March 1, 1995. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      3.1 Restated Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9786] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

      4.1 Fiscal Agency Agreement dated as of August 2, 1991 among the Registrant, Thermo Electron Corporation, and Chemical Bank as fiscal agent, relating to $86,250,000 principal amount of 6 5/8% subordinated convertible debentures due 2001 (filed as Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-9786] and incorporated herein by reference).

      4.2 Fiscal Agency Agreement dated as of September 15, 1993, among the Registrant, Thermo Electron Corporation and Chemical Bank as fiscal agent, relating to the $70,000,000 principal amount of 3 3/4% senior convertible debentures due 2000 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).






                                      18PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 --------     -------------------------------------------------------   ----
      4.3     Subordinated convertible note purchase agreement by and
              between the Registrant and Thermo Electron Corporation as of August 2, 1991 (filed as Exhibit 10(h) to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991 [File No. 1-9786] and incorporated herein by reference).

      4.4 Senior convertible note purchase agreement by and between the Registrant and Thermo Electron Corporation as of September 15, 1993 (filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).

      4.5 Master Guarantee Reimbursement Agreement dated January 1, 1994 by and among the Registrant and Thermo Electron Corporation.

              The Registrant hereby agrees, pursuant to Item 601(b)
              (4) (iii) (A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its subsidiaries.

     10.1 Amended and Restated Corporate Services Agreement, dated as of January 3, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

     10.2 Tax Allocation Agreement dated as of May 29, 1986, between Thermo Electron and the Registrant (filed as Exhibit 10(b) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference).

     10.3 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

     10.4 Form of Indemnification Agreement with Directors and Officers (filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-9786] and incorporated herein by reference).

     10.5 Asset and Stock Purchase Agreement dated January 14, 1993 among the Registrant, Spectra-Physics Analytical, Inc. and Spectra-Physics, Inc. (filed as Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).
                                      19PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 --------     --------------------------------------------------------- ----
     10.6     Plan for sale of shares by the Registrant to Thermo
              Electron Corporation (filed as Exhibit 10(dd) to the
              Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-9786] and incorporated herein by reference).

     10.7 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9786] and incorporated herein by reference).

  10.8-10.15  Reserved.

     10.16    Deferred Compensation Plan for Directors of the
              Registrant (filed as Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference).

     10.17    Directors' Stock Option Plan of the Registrant.

     10.18    Incentive Stock Option Plan of the Registrant (filed as
              Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

     10.19 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,500,000 shares, after adjustment to reflect share increase approved in 1990 and 3-for-2 stock splits effected in January 1988 and July 1993).

     10.20 Equity Incentive Plan of the Registrant (filed as Appendix A to the Proxy Statement dated April 27, 1993 of the Registrant [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 2,150,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in July 1993).

     10.21    Finnigan Corporation 1979 Long-term Incentive Stock
              Option Plan.




                                      20PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 --------     --------------------------------------------------------- ----
     10.22    Former Thermo Environmental Corporation Incentive Stock
              Option Plan (filed as Exhibit 10(d) to Thermo
              Environmental's Registration Statement on Form S-1 [Reg.
              No. 33-329] and incorporated herein by reference).
              (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental
              Corporation Nonqualified Stock Option Plan is 618,750 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock split effected in July 1993).

     10.23 Former Thermo Environmental Corporation Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental Corporation Incentive Stock Option Plan is 618,750 shares, after adjustment to reflect share increase approved in 1987 and 3-for-2 stock split effected in July 1993).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrants' parent, Thermo Electron Corporation, and its subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.24-10.69.

     10.24 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).

     10.25 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 6,023,437 shares, after adjustment to reflect share increases approved in 1984 and 1986, and share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986 and October 1993).



                                      21PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 --------     --------------------------------------------------------- ----
     10.26    Thermo Electron Corporation Equity Incentive Plan (filed
              as Exhibit A to Thermo Electron's Proxy Statement dated
              April 12, 1989 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 4,700,000 shares, after adjustment to reflect 3-for-2 stock split effected in October 1993 and share increase approved in 1994).

     10.27 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock splits effected in October 1986 and November 1993).

     10.28 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 225,000 shares, after adjustment to reflect 3-for-2 stock split effected in July 1993).

     10.29 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
              10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 320,152 shares, after adjustment to reflect share increase approved in 1988 and 3-for-2 stock splits effected in January 1988 and July 1993).

     10.30 Thermo Electron Corporation - Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
              10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).






                                      22PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 ---------    --------------------------------------------------------  ----
     10.31    Thermo Electron Corporation - Thermo Power Corporation
              (formerly Tecogen Inc.) Nonqualified Stock Option Plan
              (filed as Exhibit 10.14 to Thermo Electron's Annual
              Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference).

     10.32 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

     10.33 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

     10.34 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October
              1993).

     10.35 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect 2-for-1 stock split effected in September
              1992).

     10.36 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 7,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).



                                      23PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 ---------    --------------------------------------------------------- ----
     10.37    Thermo Ecotek Corporation (formerly Thermo Energy
              Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to Thermo Electron's Annual Report on
              Form 10-K for the fiscal year ended January 2, 1993
              [File No. 1-8002] and incorporated herein by reference).
              (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock
              Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

     10.38 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

     10.39    Thermo Ecotek Corporation (formerly Thermo Energy
              Systems Corporation) Equity Incentive Plan.

     10.40    Thermedics Inc. Incentive Stock Option Plan (filed as
              Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock split effected in November 1993).

     10.41    Thermedics Inc. Nonqualified Stock Option Plan (filed as
              Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985, and 3-for-2 stock split effected in November 1993).

     10.42 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of
              Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).



                                      24PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 --------     --------------------------------------------------------- ----
     10.43    Thermedics Inc. - Thermedics Detection Inc. Nonqualified
              Stock Option Plan (filed as Exhibit 10.20 to Thermo
              Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.44 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

     10.45 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

     10.46    Thermo Cardiosystems Inc. Equity Incentive Plan.

     10.47 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

     10.48 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992, and 3-for-2 stock split effected in November 1993).

     10.49    Thermo Voltek Corp. Equity Incentive Plan.

     10.50    Reserved.



                                      25PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 ---------    --------------------------------------------------------- ----
     10.51    Thermo Instrument Systems Inc. - ThermoSpectra
              Corporation Nonqualified Stock Option Plan.

     10.52    ThermoSpectra Corporation Equity Incentive Plan.

     10.53 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

     10.54 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993, and 3-for-2 stock split effected in October 1993).

     10.55 ThermoTrex Corporation - ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

     10.56 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 1,400,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock split effected in March 1994.)

     10.57 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 1,400,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock split effected in March 1994).
                                      26PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 ---------    --------------------------------------------------------- ----
     10.58    Thermo Fibertek Inc. Incentive Stock Option Plan (filed
              as Exhibit 10(k) to Thermo Fibertek's Registration
              Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.59    Thermo Fibertek Inc. Nonqualified Stock Option Plan
              (filed as Exhibit 10(l) to Thermo Fibertek's
              Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

     10.60    Thermo Fibertek Inc. Equity Incentive Plan.

     10.61 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
              1993).

     10.62 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
              1993).

     10.63    Thermo Power Corporation Equity Incentive Plan.

     10.64 Thermo Process Systems Inc. Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Process Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).

     10.65 Thermo Process Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Process' Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Process Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989, and 3-for-2 stock split effected in September 1989).
                                      27PAGE

                                 EXHIBIT INDEX


  Exhibit
  Number      Description of Exhibit                                    Page
 ---------    --------------------------------------------------------- ----
     10.66    Thermo Process Systems Inc. Equity Incentive Plan [filed
              as Exhibit 10.63 to Thermedics' Annual Report on Form
              10-K for the fiscal year ended January 1, 1994 [File No.
              1-9567] and incorporated herein by reference.) (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

     10.67 Thermo Process Systems Inc. - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Process' Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

     10.68    Thermo Remediation Inc. Equity Incentive Plan (filed as
              Exhibit 10.7 to Thermo Remediation's Registration
              Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

     10.69    Thermedics Detection Inc. Equity Incentive Plan.

     11       Statement re: Computation of earnings per share.

     13       Annual Report to Shareholders for the year ended
              December 31, 1994 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule.