Form 10-Q
period 1995-04-01
THERMO INSTRUMENT SYSTEMS INC
filed 1995-05-09
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended April 1, 1995.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at April 28, 1995
         ----------------------------     -----------------------------
         Common Stock, $.10 par value               72,031,728
PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of April 1, 1995 and December 31, 1994 (In thousands)

                                                      April 1,  December 31,
                                                          1995          1994
                                                    ----------  ------------
   Current Assets:
     Cash and cash equivalents                      $  145,910    $  152,933
     Available-for-sale investments, at quoted
       market value (amortized cost of $15,402
       and $15,385) (includes $3,528 and $2,904
       of related party investments)                    16,647        15,931
     Accounts receivable, less allowances
       of $9,939 and $8,779                            171,199       159,615
     Unbilled contract costs and fees                    5,920         5,903
     Inventories:
       Raw materials and supplies                       71,534        65,441
       Work in process                                  29,043        27,879
       Finished goods                                   31,148        28,033
     Prepaid expenses                                    6,271         5,388
     Prepaid income taxes                               28,195        28,533
                                                    ----------    ----------
                                                       505,867       489,656
                                                    ----------    ----------

   Property, Plant and Equipment, at Cost              175,658       170,907

     Less: Accumulated depreciation and
           amortization                                 45,731        43,983
                                                    ----------    ----------
                                                       129,927       126,924
                                                    ----------    ----------
   Investment in Thermo Terra Tech Joint Venture        34,267        34,265
                                                    ----------    ----------
   Patents and Other Assets                             21,966        22,224
                                                    ----------    ----------
   Cost in Excess of Net Assets of Acquired
     Companies                                         345,343       338,848
                                                    ----------    ----------
                                                    $1,037,370    $1,011,917
                                                    ==========    ==========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of April 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                                     April 1,   December 31,
                                                         1995           1994
                                                   ----------   ------------

   Current Liabilities:
     Notes payable                                 $   49,767     $   45,953
     Accounts payable                                  40,751         38,594
     Accrued payroll and employee benefits             33,743         33,085
     Accrued income taxes                              24,195         29,175
     Accrued installation and warranty expenses        18,459         16,545
     Customer deposits                                 13,219         11,115
     Other accrued expenses                            68,192         70,884
     Due to parent company                             12,570         13,999
                                                   ----------     ----------
                                                      260,896        259,350
                                                   ----------     ----------
   Deferred Income Taxes                               18,130         21,347
                                                   ----------     ----------
   Other Deferred Items                                21,581         19,261
                                                   ----------     ----------

   Long-term Obligations:
     Senior obligations, including $140,000 due
       to parent company                              210,000        210,000
     Subordinated obligations, including $984
       and $1,334 due to parent company                31,768         38,196
     Other                                             15,156         15,363
                                                   ----------     ----------
                                                      256,924        263,559
                                                   ----------     ----------
   Minority Interest                                    9,593          7,637
                                                   ----------     ----------

   Shareholders' Investment (Note 4):
     Common stock, $.10 par value, 125,000,000
       shares authorized; 72,870,773 and 48,156,101
       shares issued                                    7,287          4,816
     Capital in excess of par value                   237,312        233,765
     Retained earnings                                229,500        212,584
     Treasury stock at cost, 973,479 and
       683,742 shares                                 (12,191)       (12,736)
     Cumulative translation adjustment                  7,566          1,991
     Net unrealized gain on available-for-sale
       investments                                        772            343
                                                   ----------     ----------
                                                      470,246        440,763
                                                   ----------     ----------
                                                   $1,037,370     $1,011,917
                                                   ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (b) Consolidated Statement of Income for the three months ended April 1, 1995 and April 2, 1994 (In thousands except per share amounts)

                                                          Three Months Ended
                                                        ---------------------
                                                        April 1,    April 2,
                                                            1995        1994
                                                        --------    --------
   Revenues:
     Instruments                                        $172,944    $147,587
     Services                                                  -      12,195
                                                        --------    --------
                                                         172,944     159,782
                                                        --------    --------
   Costs and Expenses:
     Cost of instrument revenues                          88,030      74,917
     Cost of service revenues                                  -       9,493
     Selling, general and administrative expenses         49,613      41,028
     Research and development expenses                    12,479       9,106
                                                        --------    --------
                                                         150,122     134,544
                                                        --------    --------

   Operating Income                                       22,822      25,238

   Interest Income                                         2,302       1,542
   Interest Expense (includes $1,330 and $1,356
     related to notes to parent company)                  (3,825)     (4,098)
   Gain on Issuance of Stock by Subsidiary (Note 3)        4,714           -
   Equity in Income of Unconsolidated Subsidiaries, Net       17          65
                                                        --------    --------
   Income Before Provision for Income Taxes and
     Minority Interest Expense                            26,030      22,747
   Provision for Income Taxes                              8,974       9,895
   Minority Interest Expense                                 140           -
                                                        --------    --------
   Net Income                                           $ 16,916    $ 12,852
                                                        ========    ========
   Earnings per Share:
     Primary                                            $    .24    $    .18
                                                        ========    ========
     Fully diluted                                      $    .22    $    .17
                                                        ========    ========
   Weighted Average Shares:
     Primary                                              71,492      69,860
                                                        ========    ========
     Fully diluted                                        85,125      84,868
                                                        ========    ========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (c) Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands)

                                                          Three Months Ended
                                                         --------------------
                                                         April 1,   April 2,
                                                             1995       1994
                                                         --------   --------
   Operating Activities:
     Net income                                          $ 16,916   $ 12,852
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                      6,139      5,783
         Provision for losses on accounts receivable          655        234
         Gain on issuance of stock by subsidiary
           (Note 3)                                        (4,714)         -
         Equity in income of unconsolidated
           subsidiaries, net                                  (17)       (65)
         Minority interest expense                            140          -
         Decrease in deferred income taxes                 (3,217)         -
         Other noncash expenses                               772        872
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                             (607)      (435)
             Inventories                                   (1,468)    (5,842)
             Other current assets                             918      1,122
             Accounts payable                              (2,184)     3,991
             Other current liabilities                    (15,078)    (1,369)
                                                         --------   --------
               Net cash provided by (used in)
                 operating activities                      (1,745)    17,143
                                                         --------   --------
   Investing Activities:
     Acquisitions, net of cash acquired                   (10,730)   (90,669)
     Purchases of available-for-sale investments                -    (13,250)
     Purchases of property, plant and equipment            (2,598)    (2,160)
     Other                                                    473     (1,372)
                                                         --------   --------
               Net cash used in investing
                 activities                               (12,855)  (107,451)
                                                         --------   --------
   Financing Activities:
     Repayment of long-term obligations                      (205)      (299)
     Net proceeds from issuance of Company and
       subsidiary common stock (Note 3)                     6,783        422
                                                         --------   --------
               Net cash provided by financing
                 activities                              $  6,578   $    123
                                                         --------   --------








                                        5PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (c) Consolidated Statement of Cash Flows for the three months ended April 1, 1995 and April 2, 1994 (In thousands) (continued)

                                                          Three Months Ended
                                                         --------------------
                                                         April 1,   April 2,
                                                             1995       1994
                                                         --------   --------
   Exchange Rate Effect on Cash                          $    999   $    246
                                                         --------   --------

   Decrease in Cash and Cash Equivalents                   (7,023)   (89,939)
   Cash and Cash Equivalents at Beginning of Period       152,933    177,442
                                                         --------   --------
   Cash and Cash Equivalents at End of Period            $145,910   $ 87,503
                                                         ========   ========
   Cash Paid For:
     Interest                                            $  4,825   $  5,660
     Income taxes                                        $ 12,664   $ 11,482

   Noncash Financing Activities:
     Conversions of convertible obligations              $  6,428   $  6,800


   The accompanying notes are an integral part of these consolidated financial statements.














                                        6PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - April 1, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended April 1, 1995 and April 2, 1994, (b) the financial position at April 1, 1995, and (c) the cash flows for the three-month periods ended April 1, 1995 and April 2, 1994. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 31, 1994, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.


   2.   Potential Acquisition

        On April 17, 1995, the Company's ThermoSpectra Corporation subsidiary signed a letter of intent to acquire Gould Instrument Systems, Inc. (Gould Instrument) for approximately $25 million in cash, which includes repayment of bank debt. Gould Instrument develops, manufactures, and sells data acquisition systems, high-performance oscillographic recorders, and digital storage oscilloscopes for industrial, medical, scientific, and government applications. The acquisition is subject to certain conditions, including the completion of due diligence, negotiation of a definitive acquisition agreement, the approval of the boards of directors of both parties, and other customary conditions to closing. Gould Instrument had revenues of $51 million for the year ended December 31, 1994.


   3.   Transactions in Stock of Subsidiary

        On March 15, 1995, the Company's wholly owned Thermo BioAnalysis Corporation subsidiary (Thermo BioAnalysis) sold 700,000 shares of its common stock in a private placement at $10.00 per share for net proceeds of approximately $6.5 million, resulting in a gain of $4.7 million. Thermo BioAnalysis specializes in capillary electrophoresis and matrix-assisted laser desorption/ionization time-of-flight mass spectrometry for the analytical biochemistry and biopharmaceutical markets, as well as radiation detection and monitoring and nuclear health physics.

        On April 19, 1995, Thermo BioAnalysis sold 901,500 shares of its common stock in a private placement at $10.00 per share for net proceeds of approximately $8.4 million. Following the private placements, the Company owned 80% of Thermo BioAnalysis' outstanding common stock.

                                        7PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - April 1, 1995 (continued)


   4.   Stock Split

        In February 1995, the Company declared a three-for-two stock split in the form of a 50% stock dividend that was distributed on April 14, 1995, to shareholders of record as of March 31, 1995. Common shares outstanding as of April 1, 1995, and all weighted average share and per share amounts have been restated to reflect the stock split.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   First Quarter 1995 Compared With First Quarter 1994

        Revenues increased 8% to $172.9 million in the first quarter of 1995 from $159.8 million in the first quarter of 1994. Instruments segment revenues increased $25.4 million, or 17%, to $172.9 million in 1995 from $147.6 million in 1994. The increase was due to acquisitions, which added revenues of $28.1 million in the first quarter of 1995, offset by a decrease in revenues from the Company's air monitoring instruments subsidiary, as most orders in response to Phase I and II of the Clean Air Act of 1990 have been completed. The Company's acquisitions included several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated (Baker Hughes) in March 1994 and the Analytical Instruments Division of Baird Corporation (Baird) in January 1995. Services segment revenues in 1994 represent revenues from the analytical laboratories and the nuclear health physics and environmental science and engineering services businesses that the Company contributed to the Thermo Terra Tech joint venture effective April 4, 1994. As a result, the Services segment operations are no longer consolidated in the Company's financial statements.

        The gross profit margin increased to 49% in the first quarter of 1995 from 47% in the first quarter of 1994. The increase reflects the transfer of the lower-margin businesses that comprised the Company's Services segment to the Thermo Terra Tech joint venture as discussed above. The gross profit margin for the Instruments segment was 49% in the first quarters of both 1995 and 1994. The gross profit margin for the Services segment was 22% in 1994.

        Selling, general and administrative expenses as a percentage of revenues increased to 29% in the first quarter of 1995 from 26% in the first quarter of 1994 as a result of higher costs as a percentage of revenues at acquired businesses and reduced shipments from the Company's air monitoring instruments subsidiary as discussed above. Research and development expenses were 7.2% of Instruments segment revenues in the first quarter of 1995, compared with 6.2% in the first quarter of 1994. The increase is consistent with the Company's objective of developing and marketing new products for current and future lines of business.



                                        8PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Quarter 1995 Compared With First Quarter 1994 (continued)

        Interest income increased to $2.3 million in the first quarter of 1995 from $1.5 million in the first quarter of 1994, primarily as a result of higher prevailing interest rates in 1995 compared with 1994, and interest income earned on the net proceeds from the issuance of common stock by the Company's ThermoSpectra Corporation subsidiary (ThermoSpectra) in the third and fourth quarters of 1994. The increase was offset in part by a reduction in cash as a result of the acquisitions of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes in March 1994 and the Analytical Instruments Division of Baird in January 1995. Interest expense was $3.8 million in the first quarter of 1995, compared with $4.1 million in the first quarter of 1994. The decrease is primarily a result of the conversions of a portion of the Company's 6 5/8% subordinated convertible debentures into common stock of the Company.

        As a result of the sale of stock by its Thermo BioAnalysis Corporation subsidiary (Thermo BioAnalysis), the Company recorded a gain of $4.7 million in the first quarter of 1995. The gain represents an increase in the Company's proportionate share of the subsidiary's equity and is classified as "Gain on issuance of stock by subsidiary" in the accompanying statement of income (see Note 3 to Consolidated Financial Statements).

        The effective tax rate decreased to 34% in the first quarter of 1995 from 44% in the first quarter of 1994 due primarily to the nontaxable gain on the issuance of stock by the Company's Thermo BioAnalysis subsidiary. Excluding the impact of the gain on the issuance of stock by Thermo BioAnalysis in 1995, the effective tax rates in 1995 and 1994 exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

   Financial Condition

   Liquidity and Capital Resources

        Consolidated working capital at April 1, 1995, was $245.0 million, compared with $230.3 million at December 31, 1994, an increase of $14.7 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $162.6 million at April 1, 1995, and $168.9 million at December 31, 1994. Of the $162.6 million balance at April 1, 1995, $17.2 million was held by ThermoSpectra, $7.4 million by Thermo BioAnalysis, and $138.0 million by the Company and its wholly owned subsidiaries. During the first three months of 1995, $1.7 million of cash was used in operating activities, compared with $17.1 million of cash provided by operating activities during the first three months of 1994. The decrease in 1995 resulted primarily from the payment of current liabilities, including $12.7 million of federal and state tax payments. In March 1995, Thermo BioAnalysis completed a private placement of 700,000 shares of its common stock at $10.00 per share for net proceeds of approximately $6.5 million. In April 1995, Thermo BioAnalysis completed a private placement of 901,500 shares of its common stock at $10.00 per share for net proceeds of approximately $8.4 million.
                                        9PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity and Capital Resources (continued)

        During the remainder of 1995, the Company plans to make expenditures of approximately $8.4 million for property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such companies, product lines, or technologies that are consistent with its plans for strategic growth. On March 1, 1995, the Company entered into an agreement with Fisons plc (Fisons) to acquire the Scientific Instruments Division (the Division) of Fisons for approximately 202 million British pounds sterling. Consummation of the acquisition is subject to several conditions, including regulatory approvals, consent of certain third parties, and customary conditions to closing. The Company is currently responding to a second request for information from the Federal Trade Commission (FTC), and no assurance can be given that the Company will be able to provide information sufficient to satisfactorily address any FTC concerns regarding the potential effect of the transaction upon competition in the analytical instruments market. The Company intends to fund the purchase price from available cash and through borrowings from Thermo Electron Corporation (Thermo Electron). Thermo Electron has guaranteed the obligations of the Company under the Agreement. The purchase price is subject to a post-closing adjustment based on the net asset value of the Division as of the closing date. On April 17, 1995, the Company's ThermoSpectra subsidiary signed a letter of intent to acquire Gould Instrument Systems, Inc. for approximately $25 million in cash (see Note 2 to Consolidated Financial Statements).


   PART II - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

   (a)  Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

   (b)  Reports on Form 8-K


        On March 6, 1995, the Company filed a Current Report on Form 8-K pertaining to its pending acquisition of the Scientific Instruments Division of Fisons plc.




                                       10PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of May 1995.



                                        THERMO INSTRUMENT SYSTEMS INC.



                                        Paul F. Kelleher
                                        -------------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        -------------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer






























                                       11PAGE

                                                                     FORM 10-Q
                                                                 April 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.



                                  EXHIBIT INDEX


   Exhibit
   Number         Document                                               Page
   -------        --------                                               ----

     11           Statement re: Computation of earnings per share.

     27           Financial Data Schedule.