Form 10-Q
period 1995-07-01
THERMO INSTRUMENT SYSTEMS INC
filed 1995-08-10
CIK 795986

PAGE

                       SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended July 1, 1995.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at July 28, 1995
         ----------------------------     ----------------------------
         Common Stock, $.10 par value               72,912,619
PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of July 1, 1995 and
       December 31, 1994 (In thousands)

                                                       July 1,  December 31,
                                                          1995          1994
                                                    ----------  ------------
   Current Assets:
     Cash and cash equivalents                      $  211,152    $  152,933
     Available-for-sale investments, at quoted
       market value (amortized cost of $2,312
       and $15,385) (includes $4,553 and $2,904
       of related party investments)                     4,553        15,931
     Accounts receivable, less allowances
       of $10,520 and $8,779                           176,751       159,615
     Unbilled contract costs and fees                    6,260         5,903
     Inventories:
       Raw materials and supplies                       76,053        65,441
       Work in process                                  38,178        27,879
       Finished goods                                   32,186        28,033
     Prepaid expenses                                    8,000         5,388
     Prepaid income taxes                               28,766        28,533
                                                    ----------    ----------
                                                       581,899       489,656
                                                    ----------    ----------

   Property, Plant and Equipment, at Cost              185,633       170,907

     Less: Accumulated depreciation and
           amortization                                 49,593        43,983
                                                    ----------    ----------
                                                       136,040       126,924
                                                    ----------    ----------
   Net Assets of Discontinued Operations (Note 4)            -        34,265
                                                    ----------    ----------
   Patents and Other Assets                             23,603        22,224
                                                    ----------    ----------
   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                356,282       338,848
                                                    ----------    ----------
                                                    $1,097,824    $1,011,917
                                                    ==========    ==========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of July 1, 1995 and December 31, 1994 (In thousands except share amounts)

                                                      July 1,   December 31,
                                                         1995           1994
                                                   ----------   ------------
   Current Liabilities:
     Notes payable                                 $   53,498     $   45,953
     Accounts payable                                  44,278         38,594
     Accrued payroll and employee benefits             33,039         33,085
     Accrued and current deferred income taxes         26,678         29,175
     Accrued installation and warranty expenses        19,363         16,545
     Customer deposits                                 12,474         11,115
     Other accrued expenses                            77,472         70,884
     Due to parent company (Note 2)                    27,566         13,999
                                                   ----------     ----------
                                                      294,368        259,350
                                                   ----------     ----------
   Deferred Income Taxes                               18,205         21,347
                                                   ----------     ----------
   Other Deferred Items                                24,312         19,261
                                                   ----------     ----------
   Long-term Obligations:
     Senior obligations, including $140,000 due
       to parent company                              210,000        210,000
     Subordinated obligations, including $634
       and $1,334 due to parent company                26,816         38,196
     Other                                             14,647         15,363
                                                   ----------     ----------
                                                      251,463        263,559
                                                   ----------     ----------
   Minority Interest                                   13,463          7,637
                                                   ----------     ----------
   Shareholders' Investment (Note 5):
     Common stock, $.10 par value, 125,000,000
       shares authorized; 73,393,188 and 48,156,101
       shares issued                                    7,339          4,816
     Capital in excess of par value                   241,929        233,765
     Retained earnings                                248,173        212,584
     Treasury stock at cost, 937,950 and
       683,742 shares                                 (11,858)       (12,736)
     Cumulative translation adjustment                  9,040          1,991
     Net unrealized gain on available-for-sale
       investments                                      1,390            343
                                                   ----------     ----------
                                                      496,013        440,763
                                                   ----------     ----------
                                                   $1,097,824     $1,011,917
                                                   ==========     ==========


   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (b) Consolidated Statement of Income for the three months ended
       July 1, 1995 and July 2, 1994 (In thousands except per share amounts)
                                                          Three Months Ended
                                                        ---------------------
                                                         July 1,     July 2,
                                                            1995        1994
                                                        --------    --------
   Revenues                                             $185,744    $162,615
                                                        --------    --------
   Costs and Expenses:
     Cost of revenues                                     94,828      83,828
     Selling, general and administrative expenses         51,887      42,660
     Research and development expenses                    13,711      11,314
                                                        --------    --------
                                                         160,426     137,802
                                                        --------    --------

   Operating Income                                       25,318      24,813

   Interest Income                                         2,952       1,196
   Interest Expense (includes $1,451 and $1,348
     to parent company)                                   (3,872)     (3,992)
   Gain on Issuance of Stock by Subsidiary (Note 3)        4,831           -
   Gain on Sale of Related Party Investments                   -       2,000
                                                        --------    --------
   Income from Continuing Operations Before
     Provision for Income Taxes and Minority
     Interest Expense                                     29,229      24,017
   Provision for Income Taxes                             10,280      10,453
   Minority Interest Expense                                 276           -
                                                        --------    --------
   Income from Continuing Operations                      18,673      13,564
   Income from Discontinued Operations (less applicable
     income taxes of $377 in 1994) (Note 4)                    -         520
                                                        --------    --------
   Net Income                                           $ 18,673    $ 14,084
                                                        ========    ========
   Earnings per Share from Continuing Operations:
     Primary                                            $    .26    $    .19
                                                        ========    ========
     Fully diluted                                      $    .24    $    .18
                                                        ========    ========
   Earnings per Share:
     Primary                                            $    .26    $    .20
                                                        ========    ========
     Fully diluted                                      $    .24    $    .18
                                                        ========    ========
   Weighted Average Shares:
     Primary                                              72,266      70,455
                                                        ========    ========
     Fully diluted                                        85,263      84,847
                                                        ========    ========
   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.

   (b) Consolidated Statement of Income for the six months ended July 1, 1995 and July 2, 1994 (In thousands except per share amounts)

                                                           Six Months Ended
                                                        ---------------------
                                                         July 1,     July 2,
                                                            1995        1994
                                                        --------    --------
   Revenues                                             $358,688    $310,202
                                                        --------    --------
   Costs and Expenses:
     Cost of revenues                                    182,858     158,745
     Selling, general and administrative expenses        101,485      81,570
     Research and development expenses                    26,190      20,420
                                                        --------    --------
                                                         310,533     260,735
                                                        --------    --------

   Operating Income                                       48,155      49,467

   Interest Income                                         5,254       2,738
   Interest Expense (includes $2,781 and $2,704
     to parent company)                                   (7,697)     (8,090)
   Gain on Issuance of Stock by Subsidiary (Note 3)        9,545           -
   Gain on Sale of Related Party Investments                   -       2,000
                                                        --------    --------
   Income from Continuing Operations Before
     Provision for Income Taxes and Minority
     Interest Expense                                     55,257      46,115
   Provision for Income Taxes                             19,254      20,075
   Minority Interest Expense                                 416           -
                                                        --------    --------
   Income from Continuing Operations                      35,587      26,040
   Income from Discontinued Operations (less applicable
     income taxes of $650 in 1994) (Note 4)                    2         896
                                                        --------    --------
   Net Income                                           $ 35,589    $ 26,936
                                                        ========    ========
   Earnings per Share from Continuing Operations:
     Primary                                            $    .50    $    .37
                                                        ========    ========
     Fully diluted                                      $    .45    $    .34
                                                        ========    ========
   Earnings per Share:
     Primary                                            $    .50    $    .38
                                                        ========    ========
     Fully diluted                                      $    .45    $    .36
                                                        ========    ========
   Weighted Average Shares:
     Primary                                              71,879      70,157
                                                        ========    ========
     Fully diluted                                        85,240      84,858
                                                        ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (c) Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands)

                                                           Six Months Ended
                                                        --------------------
                                                         July 1,     July 2,
                                                            1995        1994
                                                        --------    --------
   Operating Activities:
     Net income                                         $ 35,589    $ 26,936
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                    11,765      11,841
         Provision for losses on accounts receivable         937         534
         Gain on issuance of stock by subsidiary
           (Note 3)                                       (9,545)          -
         Gain on sale of related party investments             -      (2,000)
         Minority interest expense                           416           -
         Increase (decrease) in deferred income taxes        233          (3)
         Other noncash expenses                            1,466         510
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                           7,021      16,599
             Inventories                                  (5,973)     (5,058)
             Other current assets                           (317)         (3)
             Accounts payable                             (5,286)      2,356
             Other current liabilities                      (749)     (8,450)
                                                        --------    --------
               Net cash provided by operating
                 activities                               35,557      43,262
                                                        --------    --------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)         (38,016)    (91,701)
     Proceeds from sale of services businesses (Note 4)   34,267           -
     Purchases of available-for-sale investments               -     (18,250)
     Proceeds from sale and maturities of
       available-for-sale investments                     13,000       6,000
     Proceeds from sale of long-term investments             981         303
     Purchases of property, plant and equipment           (4,559)     (3,701)
     Other                                                 1,040         628
                                                        --------    --------
               Net cash provided by (used in)
                 investing activities                      6,713    (106,721)
                                                        --------    --------
   Financing Activities:
     Net proceeds from issuance of Company and
       subsidiary common stock (Note 3)                   15,344         570
     Repayment of long-term obligations                     (853)     (1,465)
     Proceeds from issuance of long-term obligations           -          75
                                                        --------    --------
               Net cash provided by (used in)
                 financing activities                   $ 14,491    $   (820)
                                                        --------    --------

                                        6PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (c) Consolidated Statement of Cash Flows for the six months ended July 1, 1995 and July 2, 1994 (In thousands) (continued)

                                                           Six Months Ended
                                                         -------------------
                                                          July 1,    July 2,
                                                             1995       1994
                                                         --------   --------

   Exchange Rate Effect on Cash                          $  1,458    $   808
                                                         --------   --------

   Increase (Decrease) in Cash and Cash Equivalents        58,219    (63,471)
   Cash and Cash Equivalents at Beginning of Period       152,933    177,442
                                                         --------   --------
   Cash and Cash Equivalents at End of Period            $211,152   $113,971
                                                         ========   ========
   Cash Paid For:
     Interest                                            $  7,684   $  7,016
     Income taxes                                        $ 21,064   $ 12,430

   Noncash Financing Activities:
     Conversions of convertible obligations              $ 11,380   $ 10,892


   The accompanying notes are an integral part of these consolidated financial statements.
























                                        7PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - July 1, 1995


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended July 1, 1995 and July 2, 1994, (b) the financial position at July 1, 1995, and (c) the cash flows for the six-month periods ended July 1, 1995 and July 2, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Acquisition

        On May 10, 1995, the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary acquired Gould Instrument Systems, Inc. (GIS) for approximately $25.6 million in cash, which includes repayment of $6.0 million of bank debt. To partially finance the acquisition of GIS, ThermoSpectra borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due May 1996. This note bears interest at the Commercial Paper Composite Rate plus 25 basis points and is included in "Due to parent company" in the accompanying balance sheet as of July 1, 1995. GIS develops, manufactures, and sells data acquisition systems, high-performance oscillographic recorders, and digital storage oscilloscopes for industrial, medical, scientific, and government applications.

        This acquisition has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition exceeded the estimated fair value of the acquired net assets by $11.5 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment. Pro forma data is not presented since this acquisition was not material to the Company's results of operations and financial position.


                                        8PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - July 1, 1995 (continued)


   3.   Transactions in Stock of Subsidiary

        In March 1995, the Company's wholly owned Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary sold 700,000 shares of its common stock in a private placement at $10.00 per share for net proceeds of approximately $6.5 million, resulting in a gain of $4.7 million. In April 1995, Thermo BioAnalysis sold 901,500 shares of its common stock in a private placement at $10.00 per share for net proceeds of approximately $8.4 million, resulting in a gain of $4.8 million. Following the private placements, the Company owned 80% of Thermo BioAnalysis' outstanding common stock. Thermo BioAnalysis specializes in capillary electrophoresis and matrix-assisted laser desorption/ionization time-of-flight mass spectrometry for the analytical biochemistry and biopharmaceutical markets, as well as radiation detection and monitoring and nuclear health physics.


   4.   Discontinued Operations

        Effective April 2, 1995, the Company and Thermo Process Systems Inc. (Thermo Process) dissolved their Thermo Terra Tech joint venture. Thermo Process purchased the services businesses formerly operated by the joint venture from the Company for $34.3 million in cash. The Company owned 49% of the joint venture and accounted for its interest in the joint venture using the equity method. Prior to the joint venture's formation on April 2, 1994, the Company's services businesses comprised the Company's Services segment and were consolidated in the Company's financial statements. The sale of the businesses to Thermo Process represents the Company's disposal of the operations that comprised its Services segment. Accordingly, the operating results of the Company's Services segment for the three-month period ended April 2, 1994, and the equity in the income of the joint venture recorded by the Company are classified as "Income from discontinued operations" in the accompanying statement of income. Revenues from the Company's Services segment for the three-month period ended April 2, 1994 were $12.2 million.


   5.   Stock Split

        In February 1995, the Company declared a three-for-two stock split in the form of a 50% stock dividend that was distributed on April 14, 1995, to shareholders of record as of March 31, 1995. All weighted average share and per share amounts have been restated to reflect the stock split.


   6.   Subsequent Events

        Debenture Offering

        In August 1995, the Company's wholly owned ThermoQuest Corporation subsidiary issued and sold $96.2 million principal amount of 5% subordinated convertible debentures due 2000.

                                        9PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.

   (d) Notes to Consolidated Financial Statements - July 1, 1995 (continued)

   6.   Subsequent Events (continued)

        Transaction in Stock of Subsidiary

        In August 1995, the Company's ThermoSpectra Corporation
   (ThermoSpectra) subsidiary sold 1,725,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of approximately $21.7 million. Following the offering, the Company owned 74% of ThermoSpectra's outstanding common stock.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1995 Compared With Second Quarter 1994

        Revenues increased $23.1 million, or 14%, to $185.7 million in the second quarter of 1995 from $162.6 million in the second quarter of 1994, due primarily to the acquisitions of the Analytical Instruments Division of Baird Corporation in January 1995 and Gould Instrument Systems, Inc. (GIS) in May 1995, which added revenues of $18.6 million in the second quarter of 1995. An increase in revenues of $8.3 million as a result of the favorable effects of currency translation due to the decline in the value of the U.S. dollar relative to foreign currencies in countries where the Company operates was offset in part by a decline in revenues from the Company's air monitoring instruments subsidiary and, to a lesser extent, certain other subsidiaries. The Company's air monitoring instruments subsidiary's revenues decreased as most orders in response to Phases I and II of the Clean Air Act of 1990 have been completed. Orders booked by the Company during the second quarter of 1995 exceeded its shipments by $10.7 million.

        The gross profit margin remained relatively unchanged at 49% in the second quarter of 1995 and 48% in the second quarter of 1994.

        Selling, general and administrative expenses as a percentage of revenues increased to 28% in the second quarter of 1995 from 26% in the second quarter of 1994, due primarily to higher costs as a percentage of revenues at acquired businesses and reduced revenues from the Company's air monitoring instruments subsidiary as discussed above. Research and development expenses as a percentage of revenues were 7.4% in 1995, compared with 7.0% in 1994. The increase is consistent with the Company's objective of developing and marketing new products.

        Interest income increased to $3.0 million in the second quarter of 1995 from $1.2 million in the second quarter of 1994, primarily as a result of higher prevailing interest rates in 1995 compared with 1994, and interest income earned on the net proceeds from the issuance of common stock by the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary in the third and fourth quarters of 1994 and the Company's Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary in the first and second quarters of 1995. The increase was offset in part by a reduction in cash as a result of the acquisitions of the Analytical Instruments Division of Baird Corporation in January 1995 and GIS in May 1995. Interest expense was $3.9 million in 1995, compared with $4.0 million in 1994.
                                       10PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Second Quarter 1995 Compared With Second Quarter 1994 (continued)

        As a result of the sale of stock by Thermo BioAnalysis, the Company recorded a gain of $4.8 million in the second quarter of 1995. The gain represents an increase in the Company's proportionate share of the subsidiary's equity and is classified as "Gain on issuance of stock by subsidiary" in the accompanying statement of income (Note 3).

        The Company recorded a gain of $2.0 million in the second quarter of 1994 on the sale of a portion of its investment in Thermedics Inc. (Thermedics) subordinated convertible debentures. Thermedics is a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).

        The effective tax rate decreased to 35% in the second quarter of 1995 from 44% in the second quarter of 1994, due primarily to the nontaxable gain on the issuance of stock by Thermo BioAnalysis. Excluding the impact of the gain on the issuance of stock by Thermo BioAnalysis in 1995, the effective tax rates in 1995 and 1994 exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

   First Six Months 1995 Compared With First Six Months 1994

        Revenues increased $48.5 million, or 16%, to $358.7 million in the first six months of 1995 from $310.2 million in the first six months of 1994 due primarily to the acquisitions of several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated in March 1994, the Analytical Instruments Division of Baird Corporation in January 1995, and GIS in May 1995, which added revenues of $46.7 million in the first six months of 1995. An increase in revenues of $15.7 million as a result of the favorable effects of currency translation due to the decline in the value of the U.S. dollar relative to foreign currencies in countries where the Company operates was substantially offset by a decline in revenues from the Company's air monitoring instruments subsidiary and, to a lesser extent, certain other subsidiaries. The Company's air monitoring instruments subsidiary's revenues decreased due to the reasons discussed in the results of operations for the second quarter. Orders booked by the Company in the first six months of 1995 exceeded its shipments by $16.9 million.

        The gross profit margin remained unchanged at 49% in the first six months of 1995 and 1994.

        Selling, general and administrative expenses as a percentage of revenues increased to 28% in the first six months of 1995 from 26% in the first six months of 1994 due to the reasons discussed in the results of operations for the second quarter. Research and development expenses as a percentage of revenues were 7.3% in 1995, compared with 6.6% in 1994. The increase is consistent with the Company's objective of developing and marketing new products.
                                       11PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   First Six Months 1995 Compared With First Six Months 1994 (continued)

        Interest income increased to $5.3 million in the first six months of 1995 from $2.7 million in the first six months of 1994, due to the reasons discussed in the results of operations for the second quarter. Interest expense was $7.7 million in 1995, compared with $8.1 million in 1994. The decrease is primarily a result of the conversion of a portion of the Company's 6 5/8% subordinated convertible debentures into common stock of the Company.

        As a result of the sale of stock by Thermo BioAnalysis, the Company recorded gains of $9.5 million in the first six months of 1995 (Note 3).

        The effective tax rate decreased to 35% in the first six months of 1995 from 44% in the first six months of 1994, due primarily to the nontaxable gain on the issuance of stock by Thermo BioAnalysis. Excluding the impact of the gain on the issuance of stock by Thermo BioAnalysis in 1995, the effective tax rates in 1995 and 1994 exceeded the statutory federal income tax rate due to the reasons discussed in the results of operations for the second quarter.

   Financial Condition

   Liquidity and Capital Resources

        Consolidated working capital at July 1, 1995, was $287.5 million, compared with $230.3 million at December 31, 1994, an increase of $57.2 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $215.7 million at July 1, 1995, and $168.9 million at December 31, 1994. Of the $215.7 million balance at July 1, 1995, $10.7 million was held by ThermoSpectra, $18.3 million by Thermo BioAnalysis, and $186.7 million by the Company and its wholly owned subsidiaries. During the first six months of 1995, $35.6 million of cash was provided by operating activities. A reduction in accounts receivable of $7.0 million was offset by an increase in inventory of $6.0 million and a reduction in accounts payable of $5.3 million.

        The Company's investing activities provided $6.7 million of net cash in the first six months of 1995. During the first six months of 1995 the Company expended $38.0 million for acquisitions, including the acquisition of GIS by ThermoSpectra in May 1995 for $25.6 million in cash. Additionally, during the first six months of 1995, the Company and Thermo Process Systems Inc. (Thermo Process) dissolved their Thermo Terra Tech joint venture and the Company sold its services business formerly operated by the joint venture to Thermo Process for $34.3 million in cash. The Company also had proceeds of $13.0 million from the sale of available-for-sale investments during the first six months of 1995.

        The Company's financing activities provided $14.5 million of net cash in the first six months of 1995. In March and April 1995, Thermo BioAnalysis completed private placements of 1,601,500 shares of its common stock at $10.00 per share for net proceeds of approximately $14.9 million.
                                       12PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Liquidity and Capital Resources (continued)

        In August 1995, ThermoSpectra sold 1,725,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of approximately $21.7 million.

        In August 1995, the Company's wholly owned ThermoQuest Corporation subsidiary issued and sold $96.2 million principal amount of 5% subordinated convertible debentures due 2000.

        During the remainder of 1995, the Company plans to make expenditures of approximately $6.4 million for property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such companies, product lines, or technologies that are consistent with its plans for strategic growth. On March 1, 1995, the Company entered into an agreement with Fisons plc (Fisons) to acquire the Scientific Instruments Division (the Division) of Fisons for approximately 202 million British pounds sterling. On April 13, 1995, the Company announced that it had received a "second request" for information regarding the transaction from the U.S. Federal Trade Commission (FTC). The FTC and other national regulatory competition authorities have expressed concern that completion of the transaction in its original form would affect competition in markets for certain product lines to be acquired by the Company, including the market for mass spectrometers. On June 30, 1995, the Company and Fisons agreed to extend the termination date under the agreement from June 30, 1995 to August 15, 1995 to allow for the negotiation of potential modifications to the transaction. The Company anticipates that this date will be further extended prior to August 15. In addition to receipt of required antitrust regulatory approvals, completion of the transaction is subject to consent of certain third parties, and the satisfaction of other customary closing conditions. The Company intends to fund the purchase price from available cash and through borrowings from Thermo Electron Corporation (Thermo Electron). Borrowings from Thermo Electron will be at prevailing market rates at the time funds are advanced. Thermo Electron has guaranteed the obligations of the Company under the Agreement. The purchase price is subject to a post-closing adjustment based on the net asset value of the Division as of the closing date.



                                       13PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   PART II - Other Information

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 22, 1995, at the Annual Meeting of Shareholders, the shareholders elected ten incumbent directors to a one-year term expiring in 1996. The directors reelected at the meeting were: Marshall J. Armstrong, Frank Borman, Elias P. Gyftopoulos, George N. Hatsopoulos, John N. Hatsopoulos, Robert C. Howard, Frank Jungers, Robert A. McCabe, Arvin H. Smith, and Polyvios C. Vintiadis. Mr. Armstrong, Mr. Howard, and Mr. McCabe received 44,281,786 shares voted in favor of election and 6,913 shares voted against; Dr. G. Hatsopoulos and Mr. J. Hatsopoulos received 44,281,785 shares voted in favor of election and 6,913 shares voted against; Mr. Borman and Dr. Gyftopoulos received 44,281,682 shares voted in favor of election and 7,016 shares voted against; Mr. Jungers received 44,279,536 shares voted in favor of election and 9,163 shares voted against; Mr. Smith received 44,281,245 shares voted in favor of election and 7,454 shares voted against; and Mr. Vintiadis received 44,281,661 shares voted in favor of election and 7,038 shares voted against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the directors stock option plan to change the formula for the award of stock options to purchase common stock of the Company to its outside directors and also to provide for the automatic grant of stock options to purchase common stock of majority-owned subsidiaries of the Company to its outside directors as follows: 44,194,814 shares voted in favor, 63,307 shares voted against, 30,576 shares abstained, and there were 3 broker nonvotes.

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.
















                                       14PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of August 1995.

                                        THERMO INSTRUMENT SYSTEMS INC.



                                        Paul F. Kelleher
                                        -------------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        -------------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer




























                                       15PAGE

                                                                     FORM 10-Q
                                                                  July 1, 1995
                         THERMO INSTRUMENT SYSTEMS INC.



                                  EXHIBIT INDEX


   Exhibit
   Number         Document                                               Page
   -------        -------------------------------------------------      ----

     11           Statement re: Computation of earnings per share.

     27           Financial Data Schedule.

































PAGE