Form 10-Q
period 1995-09-30
THERMO INSTRUMENT SYSTEMS INC
filed 1995-11-08
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 30, 1995.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at October 27, 1995
         ----------------------------     -------------------------------
         Common Stock, $.10 par value                73,106,217
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   PART I - Financial Information

   Item 1 - Financial Statements

   (a) Consolidated Balance Sheet - Assets as of September 30, 1995 and December 31, 1994 (In thousands) (Unaudited)

                                                 September 30,  December 31,
                                                          1995          1994
                                                 -------------  ------------

   Current Assets:
    Cash and cash equivalents                       $  310,173    $  152,933
    Available-for-sale investments, at quoted
     market value (amortized cost of $2,280
     and $15,385) (includes $4,471 and $2,904
     of related party investments)                       4,471        15,931
    Accounts receivable, less allowances
     of $10,367 and $8,779                             184,462       159,615
    Unbilled contract costs and fees                     6,455         5,903
    Inventories:
     Raw materials and supplies                         81,437        65,441
     Work in process                                    35,613        27,879
     Finished goods                                     33,841        28,033
    Prepaid expenses                                     6,915         5,388
    Prepaid income taxes                                28,420        28,533
                                                    ----------    ----------
                                                       691,787       489,656
                                                    ----------    ----------

   Property, Plant and Equipment, at Cost              185,053       170,907

    Less: Accumulated depreciation and
          amortization                                  51,714        43,983
                                                    ----------    ----------
                                                       133,339       126,924
                                                    ----------    ----------
   Net Assets of Discontinued Operations (Note 5)            -        34,265
                                                    ----------    ----------
   Patents and Other Assets                             25,137        22,224
                                                    ----------    ----------
   Cost in Excess of Net Assets of Acquired
    Companies (Note 2)                                 358,730       338,848
                                                    ----------    ----------
                                                    $1,208,993    $1,011,917
                                                    ==========    ==========


   The accompanying notes are an integral part of these consolidated financial statements.



                                        2PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (a) Consolidated Balance Sheet - Liabilities and Shareholders' Investment as of September 30, 1995 and December 31, 1994 (In thousands except share amounts) (Unaudited)

                                                September 30,   December 31,
                                                         1995           1994
                                                -------------   ------------
   Current Liabilities:
    Notes payable                                  $   49,999     $   45,953
    Accounts payable                                   45,931         38,594
    Accrued payroll and employee benefits              32,030         33,085
    Accrued and current deferred income taxes          26,555         29,175
    Accrued installation and warranty expenses         19,190         16,545
    Customer deposits                                  10,265         11,115
    Other accrued expenses                             73,467         70,884
    Due to parent company                              22,562         13,999
                                                   ----------     ----------
                                                      279,999        259,350
                                                   ----------     ----------
   Deferred Income Taxes                               18,042         21,347
                                                   ----------     ----------
   Other Deferred Items                                23,657         19,261
                                                   ----------     ----------
   Long-term Obligations:
    Senior obligations, including $140,000 due
     to parent company                                210,000        210,000
    Subordinated obligations, including $284
     and $1,334 due to parent company (Note 4)        119,174         38,196
    Other                                              14,078         15,363
                                                   ----------     ----------
                                                      343,252        263,559
                                                   ----------     ----------
   Minority Interest                                   26,283          7,637
                                                   ----------     ----------
   Shareholders' Investment (Note 6):
    Common stock, $.10 par value, 125,000,000
     shares authorized; 73,813,577 and 48,156,101
     shares issued                                      7,381          4,816
    Capital in excess of par value                    245,138        233,765
    Retained earnings                                 270,054        212,584
    Treasury stock at cost, 824,737 and
     683,742 shares                                   (10,746)       (12,736)
    Cumulative translation adjustment                   4,575          1,991
    Net unrealized gain on available-for-sale
     investments                                        1,358            343
                                                   ----------     ----------
                                                      517,760        440,763
                                                   ----------     ----------
                                                   $1,208,993     $1,011,917
                                                   ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.

   (b) Consolidated Statement of Income for the three months ended
       September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)
                                                       Three Months Ended
                                                   --------------------------
                                                   September 30,   October 1,
                                                            1995         1994
                                                   -------------   ----------

   Revenues                                             $193,899     $161,580
                                                        --------     --------
   Costs and Expenses:
    Cost of revenues                                     100,364       84,015
    Selling, general and administrative expenses          56,112       44,325
    Research and development expenses                     13,908       10,998
                                                        --------     --------
                                                         170,384      139,338
                                                        --------     --------

   Operating Income                                       23,515       22,242

   Interest Income                                         3,776        1,467
   Interest Expense (includes $1,418 and $1,344
    to parent company)                                    (4,490)      (3,833)
   Gain on Issuance of Stock by Subsidiaries (Note 3)      9,333        3,284
                                                        --------     --------
   Income from Continuing Operations Before
    Provision for Income Taxes and Minority
    Interest Expense                                      32,134       23,160
   Provision for Income Taxes                              9,850        8,617
   Minority Interest Expense                                 403           11
                                                        --------     --------
   Income from Continuing Operations                      21,881       14,532
   Income from Discontinued Operations (less applicable
    income taxes of $468 in 1994) (Note 5)                     -          572
                                                        --------     --------
   Net Income                                           $ 21,881     $ 15,104
                                                        ========     ========
   Earnings per Share from Continuing Operations:
    Primary                                             $    .30     $    .21
                                                        ========     ========
    Fully diluted                                       $    .27     $    .19
                                                        ========     ========
   Earnings per Share:
    Primary                                             $    .30     $    .21
                                                        ========     ========
    Fully diluted                                       $    .27     $    .20
                                                        ========     ========
   Weighted Average Shares:
    Primary                                               72,904       70,731
                                                        ========     ========
    Fully diluted                                         85,445       84,881
                                                        ========     ========
   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.

   (b) Consolidated Statement of Income for the nine months ended
       September 30, 1995 and October 1, 1994 (In thousands except per share amounts) (Unaudited)
                                                       Nine Months Ended
                                                  --------------------------
                                                  September 30,   October 1,
                                                           1995         1994
                                                  -------------   ----------

   Revenues                                            $552,587     $471,782
                                                       --------     --------
   Costs and Expenses:
    Cost of revenues                                    283,222      242,760
    Selling, general and administrative expenses        157,597      125,895
    Research and development expenses                    40,098       31,418
                                                       --------     --------
                                                        480,917      400,073
                                                       --------     --------

   Operating Income                                      71,670       71,709

   Interest Income                                        9,030        4,205
   Interest Expense (includes $4,199 and $4,048
    to parent company)                                  (12,187)     (11,923)
   Gain on Issuance of Stock by Subsidiaries (Note 3)    18,878        3,284
   Gain on Sale of Related Party Investments                  -        2,000
                                                       --------     --------
   Income from Continuing Operations Before
    Provision for Income Taxes and Minority
    Interest Expense                                     87,391       69,275
   Provision for Income Taxes                            29,104       28,692
   Minority Interest Expense                                819           11
                                                       --------     --------
   Income from Continuing Operations                     57,468       40,572
   Income from Discontinued Operations (less applicable
    income taxes of $1,118 in 1994) (Note 5)                  2        1,468
                                                       --------     --------
   Net Income                                          $ 57,470     $ 42,040
                                                       ========     ========
   Earnings per Share from Continuing Operations:
    Primary                                            $    .80     $    .58
                                                       ========     ========
    Fully diluted                                      $    .72     $    .53
                                                       ========     ========
   Earnings per Share:
    Primary                                            $    .80     $    .60
                                                       ========     ========
    Fully diluted                                      $    .72     $    .55
                                                       ========     ========
   Weighted Average Shares:
    Primary                                              72,220       70,348
                                                       ========     ========
    Fully diluted                                        85,359       84,865
                                                       ========     ========
   The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.

   (c) Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 30,    October 1,
                                                          1995          1994
                                                 -------------    ----------
   Operating Activities:
    Net income                                       $  57,470     $  42,040
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                     18,344        17,653
      Provision for losses on accounts receivable        1,486           363
      Gain on issuance of stock by
       subsidiaries (Note 3)                           (18,878)       (3,284)
      Gain on sale of related party investments              -        (2,000)
      Minority interest expense                            819            11
      Increase (decrease) in deferred income taxes          70            (3)
      Other noncash expenses                             2,357           596
      Changes in current accounts, excluding
       the effects of acquisitions:
        Accounts receivable                             (4,593)        5,330
        Inventories                                     (9,861)       (3,305)
        Other current assets                             1,196          (341)
        Accounts payable                                 6,021            28
        Other current liabilities                      (24,357)      (18,480)
      Other                                                  3          (105)
                                                     ---------     ---------
         Net cash provided by operating activities      30,077        38,503
                                                     ---------     ---------
   Investing Activities:
    Acquisitions, net of cash acquired (Note 2)        (46,448)     (100,940)
    Proceeds from sale of services
     businesses (Note 5)                                34,267             -
    Purchases of available-for-sale investments              -       (18,250)
    Proceeds from sale and maturities of
     available-for-sale investments                     13,000        11,000
    Purchases of property, plant and equipment          (7,459)       (5,544)
    Other                                                2,065         1,915
                                                     ---------     ---------
         Net cash used in investing activities          (4,575)     (111,819)
                                                     ---------     ---------
   Financing Activities:
    Net proceeds from issuance of Company and
     subsidiaries' common stock (Note 3)                37,630         7,175
    Proceeds from issuance of long-term
     obligations (Note 4)                               93,994             -
    Proceeds from issuance of obligations to parent
     company (Note 2)                                   15,000             -
    Repayment of long-term obligations                  (1,060)       (7,632)
    Repayment of obligations to parent
     company (Note 2)                                  (15,000)            -
                                                     ---------     ---------

         Net cash provided by (used in)
          financing activities                       $ 130,564     $    (457)
                                                     ---------     ---------

                                        6PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


  (c) Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and October 1, 1994 (In thousands) (Unaudited) (continued)

                                                      Nine Months Ended
                                                ---------------------------
                                                September 30,    October 1,
                                                         1995          1994
                                                -------------    ----------

  Exchange Rate Effect on Cash                       $   1,174    $     921
                                                     ---------    ---------
  Increase (Decrease) in Cash and Cash Equivalents     157,240      (72,852)
  Cash and Cash Equivalents at Beginning of Period     152,933      177,442
                                                     ---------    ---------
  Cash and Cash Equivalents at End of Period         $ 310,173    $ 104,590
                                                     =========    =========
  Cash Paid For:
    Interest                                         $  12,322    $  13,626
    Income taxes                                     $  29,119    $  20,930

  Noncash Financing Activities:
    Conversions of convertible obligations           $  15,272    $  11,292


  The accompanying notes are an integral part of these consolidated financial statements.















                                        7PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - September 30, 1995

   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and nine-month periods ended September 30, 1995 and October 1, 1994, (b) the financial position at September 30, 1995, and (c) the cash flows for the nine-month periods ended September 30, 1995 and October 1, 1994. Interim results are not necessarily indicative of results for a full year.

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


   2.   Acquisition

        In May 1995, the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary acquired Gould Instrument Systems, Inc. (GIS) for $25.7 million in cash, which includes the repayment of $6.0 million of bank debt. To partially finance the acquisition of GIS, ThermoSpectra borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due May 1996. This note was repaid in August 1995 with proceeds from ThermoSpectra's initial public offering of common stock (Note 3). GIS develops, manufactures, and sells data acquisition systems, high-performance oscillographic recorders, and digital storage oscilloscopes for industrial, medical, scientific, and government applications.

        This acquisition has been accounted for using the purchase method of accounting and GIS's results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $11.6 million, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment. Pro forma data is not presented since this acquisition was not material to the Company's results of operations or financial position.



                                        8PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - September 30, 1995
       (continued)

   3.   Transactions in Stock of Subsidiaries

        In March 1995, the Company's wholly owned Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary sold 700,000 shares of its common stock in a private placement at $10.00 per share for net proceeds of $6.5 million, resulting in a gain of $4.7 million. In April 1995, Thermo BioAnalysis sold 901,500 shares of its common stock in a private placement at $10.00 per share for net proceeds of $8.4 million, resulting in a gain of $4.8 million. Following the private placements, the Company owned 80% of Thermo BioAnalysis' outstanding common stock. Thermo BioAnalysis specializes in capillary electrophoresis and matrix-assisted laser desorption/ionization time-of-flight mass spectrometry for the analytical biochemistry and biopharmaceutical markets, as well as radiation detection and monitoring and nuclear health physics.

        In August 1995, ThermoSpectra sold 1,725,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of $21.9 million, resulting in a gain of $9.3 million. In October 1995, ThermoSpectra sold an additional 202,000 shares of its common stock in a private placement at $15.72 per share for net proceeds of $3.0 million. Following the offerings, the Company owned 72% of ThermoSpectra's outstanding common stock.


   4.   Subsidiary Debenture Offering

        In August 1995, the Company's wholly owned ThermoQuest Corporation (ThermoQuest) subsidiary issued and sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000. The debentures will be convertible into shares of ThermoQuest's common stock at any time after the later of (1) 180 days after the date of the closing of ThermoQuest's initial public offering of common stock or (2) the date of effectiveness under the Securities Act of 1933 of a registration statement covering the resale of shares of ThermoQuest's common stock issuable upon conversion of the debentures, and prior to redemption and maturity. The conversion price of the debentures will be set on the date of the closing of ThermoQuest's initial public offering of common stock. The conversion price will be equal to 110% of the initial public offering price of ThermoQuest common stock. If ThermoQuest's initial public offering has not occurred by August 3, 1996, this percentage will decrease by 2.5% on such date and on each anniversary of such date prior to ThermoQuest's initial public offering.
   If ThermoQuest's initial public offering has not occurred by August 1, 1996, the rate of interest borne by the debentures will increase by 0.5% on such date and on each anniversary of such date prior to ThermoQuest's initial public offering. The debentures are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is required to make a payment under the guarantee.


                                        9PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - September 30, 1995
       (continued)

   5.   Discontinued Operations

        Effective April 2, 1995, the Company and Thermo Process Systems Inc. (Thermo Process) dissolved their Thermo Terra Tech joint venture. Thermo Process then purchased the services businesses formerly operated by the joint venture from the Company for $34.3 million in cash. The Company owned 49% of the joint venture and accounted for its interest in the joint venture using the equity method. Prior to the joint venture's formation on April 2, 1994, the Company's services businesses comprised the Company's Services segment and were consolidated in the Company's financial statements. The sale of the businesses to Thermo Process represents the Company's disposal of the operations that comprised its Services segment. Accordingly, the operating results of the Company's Services segment for the three-month period ended April 2, 1994, and the equity in the income of the joint venture recorded by the Company are classified as "Income from discontinued operations" in the accompanying statements of income. Revenues from the Company's Services segment for the three-month period ended April 2, 1994 were $12.2 million.


   6.   Stock Split

        In February 1995, the Company declared a three-for-two stock split in the form of a 50% stock dividend that was distributed on April 14, 1995, to shareholders of record as of March 31, 1995. All weighted average share and per share amounts have been restated to reflect the stock split.


   7.   Subsequent Event

        In October 1995, the Company's wholly owned Thermo Optek Corporation (Thermo Optek) subsidiary issued and sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000. The debentures will be convertible into shares of Thermo Optek's common stock at any time after the later of (1) 180 days after the date of the closing of Thermo Optek's initial public offering of common stock or (2) the date of effectiveness under the Securities Act of 1933 of a registration statement covering the resale of shares of Thermo Optek's common stock issuable upon conversion of the debentures, and prior to redemption and maturity. The conversion price of the debentures will be set on the date of the closing of Thermo Optek's initial public offering of common stock. The conversion price will be equal to 110% of the initial public offering price of Thermo Optek common stock. If Thermo Optek's initial public offering has not occurred by October 12, 1996, this percentage will decrease by 2.5% on such date and on each anniversary of such date prior to Thermo Optek's initial public offering.



                                       10PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   (d) Notes to Consolidated Financial Statements - September 30, 1995
       (continued)

   7.   Subsequent Event (continued)

   If Thermo Optek's initial public offering has not occurred by October 1, 1996, the rate of interest borne by the debentures will increase by 0.5% on such date and on each anniversary of such date prior to Thermo Optek's initial public offering. The debentures are guaranteed on a subordinated basis by Thermo Electron. The Company has agreed to reimburse Thermo Electron in the event Thermo Electron is require to make a payment under the guarantee.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Third Quarter 1995 Compared With Third Quarter 1994
   ---------------------------------------------------

        Revenues increased $32.3 million, or 20%, to $193.9 million in the third quarter of 1995 from $161.6 million in the third quarter of 1994, due primarily to acquisitions, which included the Analytical Instruments Division of Baird Corporation in January 1995 and Gould Instrument Systems, Inc. (GIS) in May 1995. Acquisitions added revenues of $21.9 million in the third quarter of 1995. Revenues increased approximately $3.8 million as a result of the favorable effects of currency translation due to the decline in the value of the U.S. dollar relative to foreign currencies in countries where the Company operates. An increase in revenues from certain existing businesses was offset in part by a decline in revenues from the Company's air monitoring instruments subsidiary as most orders in response to Phases I and II of the Clean Air Act of 1990 have been completed.

        The gross profit margin remained unchanged at 48% in the third quarter of 1995 and 1994.

        Selling, general and administrative expenses as a percentage of revenues increased to 29% in the third quarter of 1995 from 27% in the third quarter of 1994, due primarily to higher costs as a percentage of revenues at acquired businesses and reduced revenues from the Company's air monitoring instruments subsidiary as discussed above. Research and development expenses as a percentage of revenues were 7.2% in 1995, compared with 6.8% in 1994. The increase is consistent with the Company's objective to develop and market new products.

        Interest income increased to $3.8 million in the third quarter of 1995 from $1.5 million in the third quarter of 1994, primarily as a result of higher prevailing interest rates in 1995 compared with 1994, and interest income earned on the net proceeds from the issuance of $96.3 million principal amount of 5% subordinated convertible debentures by the Company's ThermoQuest Corporation (ThermoQuest) subsidiary in August 1995 (Note 4). Interest income also increased, to a lesser extent, as a result of interest

                                       11PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Third Quarter 1995 Compared With Third Quarter 1994 (continued)
   ---------------------------------------------------

   income earned on the net proceeds from the issuance of common stock by the Company's Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary in the first and second quarters of 1995 and by the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary in the third quarter of 1995 and the third and fourth quarter of 1994. The increase was offset in part by a reduction in cash as a result of the acquisitions of the Analytical Instruments Division of Baird Corporation in January 1995 and GIS in May 1995. Interest expense increased to $4.5 million in 1995 from $3.8 million in 1994 due primarily to the issuance of subordinated convertible debentures by ThermoQuest in August 1995, offset in part by the conversion of a portion of the Company's 6 5/8% subordinated convertible debentures into common stock of the Company.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $9.3 million in the third quarter of 1995 and $3.3 million in the third quarter of 1994 (Note 3). Although the Company expects to continue this strategy in the future, its goal is to continue increasing operating income over the next few years so that gains generated through the sale of stock by its subsidiaries will represent a decreasing portion of net income. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rate decreased to 31% in the third quarter of 1995 from 37% in the third quarter of 1994, due primarily to the higher nontaxable gain on the issuance of stock by subsidiary in 1995 compared with 1994. Excluding the impact of the gain on the issuance of stock by subsidiary in 1995 and 1994, the effective tax rates in 1995 and 1994 exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.


                                       12PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months 1995 Compared With First Nine Months 1994
   -----------------------------------------------------------

        Revenues increased $80.8 million, or 17%, to $552.6 million in the first nine months of 1995 from $471.8 million in the first nine months of 1994 due primarily to acquisitions, which included several businesses within the EnviroTech Measurements & Controls group of Baker Hughes Incorporated in March 1994, the Analytical Instruments Division of Baird Corporation in January 1995, and GIS in May 1995. Acquisitions added revenues of $68.2 million in the first nine months of 1995. Revenues increased approximately $19.5 million as a result of the favorable effects of currency translation due to the decline in the value of the U.S. dollar relative to foreign currencies in countries where the Company operates. An increase in revenues from certain existing businesses was more than offset by a decline in revenues from the Company's air monitoring instruments subsidiary due to the reasons discussed in the results of operations for the third quarter. Orders booked by the Company in the first nine months of 1995 exceeded its shipments by $16.0 million.

        The gross profit margin remained unchanged at 49% in the first nine months of 1995 and 1994.

        Selling, general and administrative expenses as a percentage of revenues increased to 29% in the first nine months of 1995 from 27% in the first nine months of 1994 due to the reasons discussed in the results of operations for the third quarter. Research and development expenses as a percentage of revenues were 7.3% in 1995, compared with 6.7% in 1994. The increase is consistent with the Company's objective to develop and market new products.

        Interest income increased to $9.0 million in the first nine months of 1995 from $4.2 million in the first nine months of 1994. Interest expense was $12.2 million in 1995, compared with $11.9 million in 1994. The reasons for the increases are the same as those discussed in the results of operations for the third quarter.

        As a result of the sale of stock by subsidiaries, the Company recorded gains of $18.9 million in the first nine months of 1995 and $3.3 million in the first nine months of 1994 (Note 3).

        The Company recorded a gain of $2.0 million in 1994 on the sale of a portion of its investment in Thermedics Inc. (Thermedics) subordinated convertible debentures. Thermedics is a majority-owned subsidiary of Thermo Electron Corporation (Thermo Electron).


                                       13PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   First Nine Months 1995 Compared With First Nine Months 1994 (continued)
   -----------------------------------------------------------

        The effective tax rate decreased to 33% in the first nine months of 1995 from 41% in the first nine months of 1994, due primarily to the higher nontaxable gains on the issuance of stock by subsidiaries in 1995 compared with 1994. Excluding the impact of the gains on the issuance of stock by the subsidiaries in 1995 and 1994, the effective tax rates in 1995 and 1994 exceeded the statutory federal income tax rate due to the reasons discussed in the results of operations for the third quarter.

   Financial Condition

   Liquidity and Capital Resources
   -------------------------------

        Consolidated working capital was $411.8 million at September 30, 1995, compared with $230.3 million at December 31, 1994, an increase of $181.5 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $314.6 million at September 30, 1995, and $168.9 million at December 31, 1994. Of the $314.6 million balance at September 30, 1995, $15.8 million was held by ThermoSpectra, $19.1 million by Thermo BioAnalysis, and $279.7 million by the Company and its wholly owned subsidiaries, including ThermoQuest and Thermo Optek Corporation. During the first nine months of 1995, $30.1 million of cash was provided by operating activities. Increases in accounts receivable and inventories of $4.6 million and $9.9 million, respectively, and a decrease in other current liabilities of $24.4 million was offset in part by an increase of $6.0 million in accounts payable and a decrease of $1.2 million in other current assets.

        The Company's investing activities used $4.6 million of cash in the first nine months of 1995. During the first nine months of 1995 the Company expended $46.4 million for acquisitions and $7.5 million for the purchase of property, plant and equipment. Additionally, during the first nine months of 1995, the Company and Thermo Process Systems Inc. (Thermo Process) dissolved their Thermo Terra Tech joint venture and the Company sold its services business formerly operated by the joint venture to Thermo Process for $34.3 million in cash. The Company also had proceeds of $13.0 million from the sale of available-for-sale investments during the first nine months of 1995.

        The Company's financing activities provided $130.6 million of cash in the first nine months of 1995. In March and April 1995, Thermo BioAnalysis completed private placements of its common stock for net proceeds of $14.9 million (Note 3). In August 1995, ThermoSpectra sold shares of its common stock in an initial public offering for net proceeds of $21.9 million (Note
   3). In August 1995, ThermoQuest issued and sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000 for net proceeds of approximately $94.0 million.

                                       14PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity and Capital Resources (continued)
   -------------------------------

        In October 1995, Thermo Optek issued and sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000. Also in October 1995, ThermoSpectra sold shares of its common stock in a private placement for net proceeds of approximately $3.0 million (Note 3).

        During the remainder of 1995, the Company plans to make expenditures of approximately $4.0 million for property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such companies, product lines, or technologies that are consistent with its plans for strategic growth. On March 1, 1995, the Company entered into an agreement with Fisons plc (Fisons) to acquire the Scientific Instruments Division (the Division) of Fisons for approximately 202 million British pounds sterling. On April 13, 1995, the Company announced that it had received a "second request" for information regarding the transaction from the U.S. Federal Trade Commission (FTC). The FTC and competition regulatory authorities in certain other countries have expressed concern that completion of the transaction in its original form would affect competition in markets for certain product lines to be acquired by the Company, in particular the market for mass spectrometers. On November 1, 1995, the Company and Fisons entered into an amendment to the agreement. Among other things, the amendment extends the termination date of the agreement to March 31, 1996, and establishes a framework for modifying the transaction to satisfy the concerns of the FTC and other competition regulatory authorities. In addition to receipt of required antitrust regulatory approvals, completion of the transaction is subject to consent of certain third parties, and the satisfaction of other customary closing conditions. Thermo Electron has guaranteed the obligations of the Company under the agreement. The purchase price is subject to a post-closing adjustment based on the net asset value of the Division as of the closing date.

        On July 20, 1995, Thermo Electron announced that it had signed a letter of intent to acquire Analytical Technology, Inc. (ATI), a Boston-based manufacturer and marketer of analytical instruments used primarily for testing and analysis, both in laboratories and in manufacturing. ATI operates through two divisions: laboratories and analytical instruments. Upon completion of the acquisition, it is anticipated that the Company would acquire the analytical instrument products division, which had revenues of approximately $78 million in 1994. ATI's analytical instrument products include spectrometers, chromatographs,

                                       15PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liquidity and Capital Resources (continued)
   -------------------------------

   and other instruments that determine molecular and elemental composition. The completion of the acquisition is subject to several conditions, including execution of a mutually satisfactory acquisition agreement, obtaining applicable regulatory approvals and other customary conditions to closing.

        The Company intends to fund the purchase price of these acquisitions from available cash and through borrowings from Thermo Electron. Borrowings from Thermo Electron will be at prevailing market rates at the time funds are advanced.


   PART II - Other Information

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





















                                       16PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November 1995.

                                        THERMO INSTRUMENT SYSTEMS INC.



                                         Paul F. Kelleher
                                        --------------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                         John N. Hatsopoulos
                                        --------------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer






















                                       17PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.


                                  EXHIBIT INDEX


   Exhibit
   Number                            Document                            Page
   -------        --------------------------------------------------     ----

      2 Amendment No. 2 to Asset and Stock Purchase Agreement dated as of November 1, 1995 among the Registrant, Thermo Electron Corporation, and Fisons plc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

     11           Statement re: Computation of earnings per share.

     27           Financial Data Schedule.