Form 10-Q/A
period 1995-09-30
THERMO INSTRUMENT SYSTEMS INC
filed 1995-12-19
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                   ------------------------------------------


                         AMENDMENT NO. 1 ON FORM 10-Q/A

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
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.
                         ------------------------------
   PART II - Other Information
   ---------------------------

   Item 6 - Exhibits
   -----------------

        The Exhibit Index is amended to read as attached hereto.





















































                                        2
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.
                         ------------------------------


                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized as of the 19th day of December 1995.

                                        THERMO INSTRUMENT SYSTEMS INC.




                                        /s/ Paul F. Kelleher
                                        Paul F. Kelleher
                                        Chief Accounting Officer




                                        /s/ John N. Hatsopoulos
                                        John N. Hatsopoulos
                                        Chief Financial Officer



































                                        3
PAGE

                                                                     FORM 10-Q
                                                            September 30, 1995
                         THERMO INSTRUMENT SYSTEMS INC.
                         ------------------------------


                                  EXHIBIT INDEX
                                  -------------


   Exhibit
   Number                            Document                            Page
   -------        --------------------------------------------------     ----

      2* Amendment No. 2 to Asset and Stock Purchase Agreement dated as of November 1, 1995 among the Registrant, Thermo Electron Corporation, and Fisons plc. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

     11           Statement re: Computation of earnings per share.

   ________________

   * Portions of this exhibit have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 and filed separately with the Commission.