Form 10-K
period 1995-12-30
THERMO INSTRUMENT SYSTEMS INC
filed 1996-03-13
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   __________________________________________

                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 30, 1995

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

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 26, 1996, was approximately $345,740,000.

   As of January 26, 1996, the Registrant had 91,682,067 shares of Common Stock outstanding.
                       Documents Incorporated by Reference
   Portions of the Registrant's Annual Report to Shareholders for the year ended December 30, 1995, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1996, are incorporated by reference into Part III.
PAGE

                                    PART I


  Item 1.  Business

  (a)  General Development of Business.

       Thermo Instrument Systems Inc. (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of analytical, monitoring, process control, and imaging, inspection, and measurement instruments used to identify and analyze air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control, monitor, image, inspect, and measure various industrial processes and life sciences phenomena. Through its 72%-owned ThermoSpectra Corporation (ThermoSpectra) subsidiary, the Company develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation that employ a variety of energy sources or signals as well as high-speed data acquisition and digital processing technologies. Through its 80%-owned Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary, the Company develops, manufactures, and sells instrumentation for the analytical biochemistry, biopharmaceutical, and health physics instrumentation markets. Through its wholly owned Thermo Optek Corporation (Thermo Optek) subsidiary, the Company develops, manufactures, and markets optical and energy-based analytical instruments. These instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in a wide variety of solids, liquids, and gases. The Company's wholly owned ThermoQuest Corporation (ThermoQuest) subsidiary develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs for the environmental, pharmaceutical, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection.

       The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiary through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. In March and April 1995, Thermo BioAnalysis sold 1,601,500 shares of its common stock in private placements at $10.00 per share for net proceeds of $14.9 million. In August 1995, ThermoSpectra sold 1,725,000 shares of its common stock in an initial public offering at $14.00 per share for net proceeds of $21.9 million. In October 1995, ThermoSpectra sold 202,000 shares of its common stock in a private placement at $15.72 per share for net proceeds of $3.0 million.

       In August 1995, ThermoQuest sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000 for net proceeds of $93.9 million. In October 1995, Thermo Optek sold $96.3 million principal amount of 5% subordinated convertible debentures due 2000 for net proceeds of $93.9 million. The debentures issued by ThermoQuest and Thermo Optek are not convertible into common stock until after the issuing company completes an initial public offering of common stock. In February 1996, ThermoQuest
                                        2PAGE
  filed a registration statement with the Securities and Exchange Commission
  (SEC) covering shares of common stock to be offered in its initial public offering.

       Effective April 2, 1995, the Company and Thermo TerraTech Inc. (Thermo TerraTech) (formerly Thermo Process Systems Inc.) dissolved their Thermo Terra Tech joint venture. Thermo TerraTech then purchased the services businesses formerly operated by the joint venture from the Company for $34.3 million in cash. The Company owned 49% of the joint venture and accounted for its interest in the joint venture using the equity method. Prior to the joint venture's formation on April 2, 1994, the Company's services businesses comprised the Company's Services segment and were consolidated in the Company's financial statements. The sale of the businesses to Thermo TerraTech represents the Company's disposal of the operations that comprised its Services segment.

      The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years the Company has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. In 19951, the Company's acquisitions included the assets of the Analytical Instruments Division of Baird Corporation, a wholly owned subsidiary of Imo Industries Inc., for $12.9 million in cash; Bakker Electronics Dongen B.V. for $2.3 million in cash; Gould Instrument Systems, Inc. for $25.8 million in cash, which includes the repayment of $6.0 million of bank debt; Euroglas B.V. for $0.9 million in cash; the assets of the Flow Automation Division of Galveston-Houston Company for $7.8 million in cash and the assumption of certain liabilities; and the Analytical Instrument Division of Analytical Technology, Inc. (ATI) for $43.3 million in cash, which includes the repayment of $7.0 million of bank debt, subject to post-closing adjustments. In February 1996, the Company acquired Dynatech Laboratories Worldwide (DLW) from Dynatech Corporation for approximately $43 million in cash, subject to post-closing adjustments. On March 1, 1995, the Company entered into an agreement with Fisons plc (Fisons) to acquire the Scientific Instruments Division of Fisons for approximately 202 million British pounds sterling. On April 13, 1995, the Company announced that it had received a "second request" for information regarding the transaction from the U.S. Federal Trade Commission (FTC). After extensive discussions with Fisons and the FTC, in January 1996 the Company withdrew its original pre-merger notification filing under the Hart-Scott-Rodino Antitrust Improvements Act (the HSR Act), and submitted a new filing with respect to a modified form of the acquisition. On February 15, 1996, the Company announced that the FTC had granted early termination of the waiting period under the HSR Act with respect to the modified acquisition and on March 1, 1996, the Company announced that it had received clearance from U.K. antitrust regulatory authorities. The form of the acquisition cleared by the FTC and the U.K. authorities excludes from the businesses to be acquired by the Company substantially all of the mass spectrometer businesses of Fisons and a high-resolution mass spectrometer/inductively-coupled plasma (ICP) product. These businesses accounted for slightly less than 20% of the 1995 revenues of Fisons' Scientific Instruments Division. The new purchase price is expected to be slightly less than 150 million British pounds sterling, and will be subject to a post-closing adjustment

  1 References to 1995, 1994, and 1993 herein are for the fiscal years ended
    December 30, 1995, December 31, 1994, and January 1, 1994, respectively.
                                        3PAGE
  based on the net asset value of the acquired businesses as of the closing date. The modified acquisition is still subject to the consent of certain third parties and the satisfaction of other closing conditions. The Scientific Instruments Division of Fisons is principally composed of operations that are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide. The Company intends to fund the purchase price of this acquisition from available cash and through borrowings from Thermo Electron Corporation (Thermo Electron).

       The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron to succeed the instruments businesses that were previously conducted by several Thermo Electron subsidiaries. As of December 30, 1995, Thermo Electron owned 78,459,585 shares, or 86%, of the Company's outstanding common stock. Thermo Electron is a manufacturer of biomedical products including heart-assist systems and mammography systems, paper-recycling and papermaking equipment, alternative-energy systems, industrial process equipment, and other specialized products. Thermo Electron also provides environmental and metallurgical services and conducts advanced technology research and development.

       Thermo Electron intends, for the foreseeable future, to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal and state income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of common stock and/or convertible debentures of the Company from time to time as the number of outstanding shares of the Company increases. These and any other purchases may be made either on the open market or directly from the Company or pursuant to conversions of the Company's 3 3/4% senior convertible note due 2000 held by Thermo Electron. See Notes 5 and 11 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible obligations. During 1995, Thermo Electron purchased 2,864,000 shares of the Company's common stock on the open market at a total cost of $65.9 million. All share amounts have been restated to reflect a three-for-two stock split, effected in the form of a 50% stock dividend, which was distributed in April 1995, and a five-for-four stock split, effected in the form of a 25% stock dividend, which was distributed in December 1995.

  (b)  Financial Information About Industry Segments.

       The Company operates in one business segment: the manufacturing and marketing of analytical, monitoring, process control, and imaging, inspection, and measurement instruments used to identify and analyze air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control, monitor, image, inspect, and measure various industrial processes and life sciences phenomena. Prior to April 4, 1994, the Company also provided environmental science and engineering services, laboratory-based testing, and nuclear physics services.
                                        4PAGE

  (c)  Description of Business.

       (i)  Principal Products and Services

       The Company manufactures and markets instruments that employ a variety of advanced analytical techniques to determine the composition, structure, and physical properties of natural and synthetic substances. The Company's instruments are used for environmental and nuclear monitoring, process control, as well as imaging, inspection, and measurement.

       The Company has adopted Thermo Electron's spinout strategy in an effort to more clearly focus its many analytical technologies on their more specific niche markets. To date, the Company has completed an initial public offering of ThermoSpectra, has privately offered equity in Thermo BioAnalysis, and has privately sold convertible debentures in Thermo Optek and ThermoQuest. The debentures issued by ThermoQuest and Thermo Optek are not convertible into common stock until after the issuing company completes an initial public offering of common stock. ThermoQuest filed a registration statement with the SEC in February 1996 relating to its initial public offering of common stock.

       ThermoSpectra manufactures and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies to provide industrial and research customers with integrated systems that address their specific needs. ThermoSpectra's products include digital oscillographic recorders and data acquisition systems that continuously measure and monitor signals from various sensors; digital storage oscilloscopes (DSOs) that are capable of taking hundreds of millions of measurements per second of transient signals or short bursts of data; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscope's imaging capabilities; non-destructive X-ray inspection systems for process monitoring and quality control applications; and confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life science applications.

       Thermo BioAnalysis develops, manufactures, and sells capillary electrophoresis systems, matrix-assisted laser desorption/ionization time-of-flight (MALDI-TOF) mass spectrometers, and health physics instrumentation. Capillary electrophoresis is a separation technique based on a combination of chromatographic and electroanalytical technologies and is particularly useful in biochemical, pharmaceutical, and environmental research. MALDI-TOF mass spectrometers measure the weight of the components of a sample and identify inorganic chemical components and/or inorganic elements contained within the sample. Thermo BioAnalysis' health physics division manufactures and sells radiation detection and counting instrumentation and sophisticated radiation monitoring systems to the nuclear industry throughout the world. Through the February 1996 acquisition of DLW, Thermo BioAnalysis develops, manufactures, and sells immunoassay products. Immunoassay is an analytical method used for the qualitative and quantitative analysis of biological molecules. Immunoassay products are widely used in pharmaceutical and biopharmaceutical research, as well as for clinical testing of patient samples.

       Thermo Optek is a leader in the development, manufacture, and marketing of products used for both elemental and molecular analysis. These products are based on several optical spectroscopy techniques, including atomic emission (AE), atomic absorption (AA), and Fourier transform
                                        5PAGE
  infrared (FT-IR) and FT-Raman technologies. Thermo Optek's AE and AA spectrometers identify and measure trace quantities of metals and other elements in a wide variety of materials, including environmental samples (such as soil, water, and wastes), foods, drugs, cosmetics, and alloys. Thermo Optek sells its products to a range of customers in manufacturing industries such as producers of aircraft, automobiles and trucks, computers, chemicals, food, pharmaceuticals, and primary metals; in service industries such as waste management companies and commercial testing laboratories; and to government and university laboratories. Thermo Optek is a leading manufacturer of sequential AE spectrometers, in which elements are analyzed one at a time, and simultaneous AE spectrometers, in which many elements can be measured at the same time. The principal type of AE spectrometer used for elemental analysis of liquids is the ICP mass spectrometer (ICP/MS), which allows for simultaneous multi-element testing. Thermo Optek is a market and technology leader in ICP spectrometry and has developed the first ultratrace ICP spectrometer, the first ICP spectrometer to incorporate a solid state detector, and the first combined optical emission/mass spectrometer. Thermo Optek produces AA spectrometers in single-, double- and four-channel models. Thermo Optek is the only major producer of multichannel AA spectrometers, which provide several operational advantages over single-channel instruments, including speed of analysis, increased accuracy, reduced sample consumption, and analysis over an extended range of concentrations.

       Thermo Optek is a leading manufacturer of molecular analysis systems that use FT-IR and FT-Raman spectroscopic techniques. FT-IR and FT-Raman spectrometers are designed to nondestructively determine the chemical composition and physical properties of materials. These instruments are used in many areas of chemical research, industrial quality control, and process monitoring, and for solving a wide variety of materials-analysis problems. Thermo Optek offers a variety of models ranging from newly introduced models designed for routine applications to highly advanced research-grade FT-IR spectrometers.

       ThermoQuest is a leading manufacturer of commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. ThermoQuest's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic compounds. These instruments are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of semiconductor components, and for quality control; by food and beverage companies for quality control and to test product contamination; and in forensic applications. ThermoQuest provides both stand-alone mass spectrometers and combined systems that use its own chromatographs or those purchased from other companies. These products span a range of sensitivity, specificity, separation technologies, data-handling capabilities, sizes, and prices.

       ThermoQuest also manufactures high performance liquid chromatographs, gas chromatographs, and related instruments and equipment used principally in the research and development and production monitoring of pharmaceuticals and chemicals, and for environmental monitoring. These instruments separate the chemical components of substances for purposes of identification and measurement. Gas chromatographs and liquid chromatographs are widely used in environmental and industrial laboratories
                                        6PAGE
  as stand-alone instruments or in conjunction with mass spectrometers, where the gas or liquid chromatograph separates a sample into individual chemical components for the mass spectrometer to identify. Applications include the identification of organic compounds, from pesticide residues on vegetables to chlorinated organics in drinking water. In 1995, ThermoQuest introduced its GCQ(TM) and LCQ(TM) benchtop gas chromatography/mass spectrometry and liquid chromatography/ mass spectrometry products. These systems are based on the Company's proprietary ion trap technology and are capable of multi-stage mass spectrometry.

       In other wholly owned businesses, the Company manufactures monitoring instruments for two principal markets: the detection and measurement of nuclear radiation, and the monitoring of air pollutants including toxic and combustible gases.

       The Company's nuclear radiation monitoring instruments detect and measure alpha, beta, gamma, neutron, and X-ray radiation emitted by natural sources and by radioactive materials used in nuclear power plants and certain governmental, industrial, and medical facilities. The Company is a leading manufacturer of a broad range of stand-alone and portable instruments and computer-integrated instrument systems used to ensure the safety of personnel from exposure to nuclear radiation. In addition, the Company is a major supplier of instruments and systems that are manufactured to European standards for personnel protection and environmental monitoring. The Company also manufactures industrial gauging and process control instruments used principally by manufacturers of flat sheet materials, including metals, plastics, rubber, paper, and fibers.

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

       The 1995 acquisition of the Analytical Instrument Division of ATI added to the Company's product offerings in several analytical areas, notably in ultraviolet visual spectrometry and thermogravimetric analysis
  (TGA). Ultraviolet visual spectrometry instruments are based upon the selective absorbence of ultraviolet radiation by various substances. An important use of ultraviolet instruments is the identification and determination of biologically active substances. These instruments are often used by life science researchers, pharmaceutical companies, and environmental testing laboratories. TGA systems are employed in the chemicals, plastics-polymers, and pharmaceutical industries for measuring changes in mass as a function of temperature. Specific fields which have widely used TGA include studies involving the thermal stability of minerals, pyrolysis of coals and petroleums, and thermochemical reactions of ceramics and cements.
                                        7PAGE

       In addition, the Company manufactures equipment that provides on-line, real-time analysis of elements in bulk raw materials, such as coal and cement. These analyzers are used by utilities to determine the sulfur content of coal to ensure compliance with air quality standards and by the cement industry to test raw materials to assure product quality and uniformity.

       The Company also participates in the process monitoring, analysis, gauging, and control instruments markets, primarily for the oil, gas, and petrochemical industries. The Company manufactures and markets a number of process monitoring, analysis, and control systems including: analog and digital recorders for continuous process industries; process and laboratory analytical instruments and monitors to detect lethal gases for the oil, gas, and petrochemical industries; supervisory control and data acquisition software for process monitoring and operator interface in a variety of industrial processes; and turnkey, integrated systems to control networks of distant oil and gas wells.

       The Company also manufactures and markets process gauges and noncontacting and nonintrusive process control instrumentation to measure liquid levels, density, weight, and flows for a variety of industries. Application examples include measuring levels in a pharmaceutical reactor, determining the percentage by weight of solids contained in a mining slurry, or monitoring the flow of fluid into a wastewater treatment facility. The Company's X-ray fluorescence instruments allow for the nondestructive analysis of inorganic elements. Applications include alloy identification, on-line process monitoring and quality control, characterization of toxic metals in soil, and thickness and/or composition of semiconductor thin films.

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

       The Company sells its products through its own marketing and sales force in North America, Europe, and Asia and receives additional market coverage through authorized representatives throughout the world. Some products are distributed through original equipment manufacturer (OEM) agreements. The Company's products are installed and serviced in most major markets by the Company's personnel. Installation and service in some countries are provided by authorized representatives. Customers may purchase service contracts from the Company to cover equipment no longer under warranty, and service work also is provided on a time, materials, and expense basis. Training courses on both the operation and maintenance of the Company's products are conducted for customers and authorized representatives who service the products.
                                        8PAGE

       (ii) & (xi) New Products; Research and Development

       The Company maintains active programs for the development of new products using both new and existing technologies and for enhancing existing products by improving their price-performance ratio. The development of new applications for the Company's analytical instrument products is an especially important element of the growth strategy for these products. Although the Company's products are subject to obsolescence due to technological developments, sudden obsolescence is not characteristic of the Company's business.

       Research and development expenses for the Company were $54,314,000, $42,924,000, and $34,510,000 in 1995, 1994, and 1993, respectively.

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

       (vii)  Dependency on a Single Customer

       No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

       (viii) Backlog

       The Company's backlog of firm orders as of December 30, 1995 and December 31, 1994 was $188,680,000 and $139,596,000, respectively. The
  Company anticipates that substantially all of the backlog at December 30, 1995, will be shipped or completed within the current fiscal year.
                                        9PAGE

       (ix)   Government Contracts

       Not applicable.

       (x)    Competition

       The Company generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

       In many markets, the Company competes with large analytical instrument companies such as Hewlett-Packard Co. (Hewlett-Packard), Perkin Elmer Corporation (Perkin Elmer), Varian Associates (Varian), and Hitachi Ltd. (Hitachi). Certain products manufactured by the Company also compete with products sold by numerous smaller, specialized firms.

       ThermoSpectra competes in each of its markets primarily on the basis of technical advances that result in new products and improved price/performance ratios and reputation among customers as a quality leader for products and services. To a lesser extent, ThermoSpectra competes on the basis of price. The DSO market is dominated by Tektronix, Inc. and Hewlett-Packard. In the X-ray microanalysis market, ThermoSpectra competes primarily with Link Analytical Limited, a wholly owned subsidiary of Oxford Instruments plc. In the X-ray inspection market, ThermoSpectra competes with smaller companies in the manual segment of the market, and primarily with Four Pi Systems, a subsidiary of Hewlett-Packard, in the automated segment. In the digital video segment of the confocal microscopy market, ThermoSpectra competes primarily with Nikon Inc. as well as Bio-Rad Laboratories, Inc. (Bio-Rad), Carl Zeiss, Inc., and Leica plc.

       Thermo BioAnalysis competes in each of its markets primarily on the basis of technical performance and reliability. Thermo BioAnalysis' principal competitors in the capillary electrophoresis market include Beckman Instruments Inc. (Beckman Instruments), Bio-Rad, and Hewlett-Packard. In the MALDI-TOF mass spectrometry market, principal competitors include PerSeptive Biosystems Inc. and Shimadzu Corporation (Shimadzu). Significant competitors in the health physics instrumentation market include the Nuclear Instruments Group of EG&G, Inc., the Nuclear Products Division of Morgan Crucible Co., plc, the Bicron/NE Technology divisions of Saint-Gobain/Norton Industrial Ceramics Corporation, and the Rados Companies.

       Thermo Optek competes in each of its markets primarily on performance, reliability, customer service, and price. In the market for AE and AA spectrometers and ICP/MS instruments, Thermo Optek competes primarily with Perkin Elmer and, to a lesser extent, Varian. In the FT-IR and FT-Raman markets, Thermo Optek competes primarily with Perkin Elmer, the Digilab division of Bio-Rad, Bruker Instruments Inc., and Bomen Inc.

       ThermoQuest competes in each of its markets primarily on performance, customer service and support and, to a lesser extent, price. ThermoQuest's principal competitors in the mass spectrometry market include Hewlett-Packard, Japan Electro Optical Laboratories, Hitachi, Fisons, Shimadzu, and the Sciex Division of Perkin Elmer. ThermoQuest competes in
                                       10PAGE
  the liquid chromatography market with Waters Corporation, Hewlett-Packard, Shimadzu, Beckman Instruments, Hitachi, Perkin Elmer, Varian, Dionex Corporation, and others. In the gas chromatography market, ThermoQuest competes with numerous companies, including Hewlett-Packard, Perkin Elmer, Varian, Hitachi, and Shimadzu.

       The Company is a leading manufacturer of ambient air monitoring instruments and a major manufacturer of source monitoring and worker-safety monitoring instruments. The Company competes in these markets on the basis of technical performance and reliability, as well as customer service.

       The Company has a relatively small presence within the large and varied process control marketplace, which is extremely fragmented and comprises several large companies and numerous smaller companies. The Company competes in this market primarily on the basis of technical performance, customer service, and reliability.

       (xii) Environmental Protection Regulations

       The Company believes that compliance by the Company with federal, state, and local environmental regulations will not have a materially adverse effect on its capital expenditures, earnings, or competitive position.

       (xiii) Number of Employees

       As of December 30, 1995, the Company employed 4,752 people.

  (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.

       Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.

  (e)  Executive Officers of the Registrant.

                                Present Title (Year First Became
  Name                   Age    Executive Officer)
  --------------------   ---    ---------------------------------
  Arvin H. Smith         66     President and Chief Executive Officer (1986)
  Earl R. Lewis          52     Executive Vice President and
                                 Chief Operating Officer (1990)
  Denis A. Helm          56     Senior Vice President (1986)
  Richard W.K. Chapman   51     Vice President (1994)
  Barry S. Howe          40     Vice President (1994)
  John N. Hatsopoulos *  61     Vice President and Chief Financial
                                 Officer (1988)
  Paul F. Kelleher       53     Chief Accounting Officer (1986)

  * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

       Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Chapman, have held comparable positions for at least five years either with the
                                       11PAGE

  Company or with its parent company, Thermo Electron. Mr. Chapman has been President and Chief Executive Officer of ThermoQuest since its inception in June 1995, and served as President of the Company's Finnigan Corporation (Finnigan) subsidiary from 1992 to 1995 and as Marketing Manager of Finnigan from 1989 to 1992. Messrs. Helm, Lewis, Chapman, and Howe are full-time employees of the Company. Messrs. Smith, Hatsopoulos, and Kelleher are full-time employees of Thermo Electron and certain of its subsidiaries, but devote such time to the affairs of the Company as the Company's needs reasonably require.


  Item 2.  Properties

       The Company owns approximately 1,446,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Texas, Wisconsin, Germany, and England, and leases approximately 1,596,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1996 through 2017, principally in California, Massachusetts, Connecticut, Ohio, Texas, Wisconsin, England, France, The Netherlands, Germany, and Japan. As of December 30, 1995, the Company had a $10,101,000 mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $16,303,000. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.


  Item 3.  Legal Proceedings

       In August 1995, ThermoQuest's Finnigan subsidiary settled certain patent litigation involving a claim by Analytica of Branford, Inc. (Analytica) that Finnigan was infringing a U.S. patent entitled "Method of Producing Multiply Charged Ions and For Determining Molecular Weights of Molecules By Use of the Multiply Charged Ions of Molecules." Under the settlement, ThermoQuest is required to make certain payments to Analytica that are not expected to have a material effect of the Company's financial position or results of operations.

       The Company has been notified that the Environmental Protection Agency has determined that a release or a substantial threat of a release of a hazardous substance, as defined in the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or the Superfund law), occurred at one site to which chemical or other wastes generated by the manufacturing operations of a subsidiary of the Company were sent. The notification alleges that the subsidiary may be a potentially responsible party with respect to the remedial actions needed to control or clean up any such release. Under CERCLA, responsible parties can include current and previous owners of the site, generators of hazardous substances disposed of at the site, and transporters of hazardous substances to the site. Each responsible party can be jointly and severally liable, without regard to fault or negligence, for all costs associated with the remediation of the site. The Company believes that its subsidiary is only one of several companies which received such notification and who may likewise be held liable for any such remedial costs.

       The Company is also involved in situations under state environmental laws with respect to certain other sites where remediation may be required. The Company is conducting investigative or remediation activities at these
                                       12PAGE
  sites pursuant to arrangements with state environmental agencies.

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


                                    PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters

       Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


  Item 6.  Selected Financial Data

       The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference.


  Item 8.  Financial Statements and Supplementary Data

       The Registrant's Consolidated Financial Statements as of December 30, 1995, are included in the Registrant's 1995 Annual Report to Shareholders and are incorporated herein by reference.
                                       13PAGE

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


                                       14PAGE

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

           Certain Financial Statement Schedules filed herewith:

               Schedule II: Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

       (b) Reports on Form 8-K.

           During the quarter ended December 30, 1995, the Registrant was not required to file, and did not file, any Current Report on Form 8-K.

       (c) Exhibits.

           See Exhibit Index on the page immediately preceding exhibits.





                                       15PAGE

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 11, 1996                    THERMO INSTRUMENT SYSTEMS INC.


                                          By: Arvin H. Smith
                                              ----------------------
                                              Arvin H. Smith
                                              President and
                                              Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 11, 1996.

  Signature                          Title
  ---------                          -----

  By: Arvin H. Smith                 President, Chief Executive Officer
      -----------------------         and Director
      Arvin H. Smith

  By: John N. Hatsopoulos            Vice President, Chief Financial Officer
      -----------------------         and Director
      John N. Hatsopoulos

  By: Paul F. Kelleher               Chief Accounting Officer
      -----------------------
      Paul F. Kelleher

  By: Marshall J. Armstrong          Director
      -----------------------
      Marshall J. Armstrong

  By: Frank Borman                   Director
      -----------------------
      Frank Borman

  By: Elias P. Gyftopoulos           Director
      -----------------------
      Elias P. Gyftopoulos

  By: George N. Hatsopoulos          Chairman of the Board and Director
      -----------------------
      George N. Hatsopoulos

  By: Robert C. Howard               Director
      -----------------------
      Robert C. Howard

  By: Frank Jungers                  Director
      -----------------------
      Frank Jungers

  By: Robert A. McCabe               Director
      -----------------------
      Robert A. McCabe

  By: Polyvios C. Vintiadis          Director
      -----------------------
      Polyvios C. Vintiadis

                                       16PAGE

                   Report of Independent Public Accountants
                   ----------------------------------------


  To the Shareholders and Board of Directors of Thermo Instrument Systems Inc.:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1996 (except with respect to the matter discussed in Note 15 as to which the date is March 1, 1996). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



  Boston, Massachusetts
  February 12, 1996
















                                       17PAGE

SCHEDULE II



                         THERMO INSTRUMENT SYSTEMS INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                     Bad
                         Charged   Debts      Ac-
            Balance at  to Costs     Re-   counts                      Balance
             Beginning       and  cover-  Written  Disposi-             at End
Description    of Year  Expenses      ed      Off  tions(b)  Other(a)  of Year
------------------------------------------------------------------------------

Year Ended
 December 30,
 1995

Allowance for
 Doubtful
 Accounts       $8,779    $2,543  $  191   $(2,942)  $     -   $3,998  $12,569

Year Ended
 December 31,
 1994

Allowance for
 Doubtful
 Accounts       $8,456    $  733  $  126   $(2,736)  $(2,696)  $4,896  $ 8,779

Year Ended
 January 1,
 1994

Allowance for
 Doubtful
 Accounts       $7,276    $  970  $1,241   $(1,733)  $  (586)  $1,288  $ 8,456


(a) Includes allowance of businesses acquired during the year as described in
    Note 4 to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders and the effect of foreign currency translation.

(b) As described in Note 3 to Consolidated Financial Statements in the Registrant's 1995 Annual Report to Shareholders.




                                       18PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

     2.1 Asset and Stock Purchase Agreement among the Registrant, Thermo Electron Corporation and Fisons plc dated March 1, 1995, as amended (filed as Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

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

     4.2 Fiscal Agency Agreement dated as of September 15, 1993, among the Registrant, Thermo Electron Corporation and Chemical Bank as fiscal agent, relating to $70,000,000 principal amount of 3 3/4% senior convertible debentures due 2000 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).

     4.3 Senior convertible note purchase agreement by and between the Registrant and Thermo Electron Corporation as of September 15, 1993 (filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).


                                       19PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

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

    10.5 Plan for sale of shares by the Registrant to Thermo Electron Corporation (filed as Exhibit 10(dd) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-9786] and incorporated herein by reference).

    10.6 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.7 Master Guarantee Reimbursement Agreement dated January 1, 1994 by and among the Registrant and Thermo Electron Corporation (filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

   10.8-10.15   Reserved.
                                       20PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.16       Deferred Compensation Plan for Directors of the
                Registrant (filed as Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference).

    10.17       Directors' Stock Option Plan of the Registrant (filed as
                Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.18       Incentive Stock Option Plan of the Registrant (filed as
                Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.19 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.20 Equity Incentive Plan of the Registrant (filed as Appendix A to the Proxy Statement dated April 27, 1993 of the Registrant [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 4,031,250 shares, after adjustment to reflect share increase approved in December 1993, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.21 Finnigan Corporation 1979 Long-term Incentive Stock Option Plan (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).




                                       21PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.22 Former Thermo Environmental Corporation Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental Corporation Nonqualified Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.23 Former Thermo Environmental Corporation Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental Corporation Incentive Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987, 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.24 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as
                Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.25 Thermo Instrument Systems Inc. - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.65 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No.
                1-10114] and incorporated herein by reference).

    10.26 Thermo Instrument Systems Inc. - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
                Exhibit 10.64 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of the Registrants' parent, Thermo Electron Corporation, and its subsidiaries, for services rendered to the Registrant or to such affiliated corporations. Such plans are listed under Exhibits 10.27-10.89.

                                       22PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.27 Thermo Electron Corporation Incentive Stock Option Plan (filed as Exhibit 4(d) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Nonqualified Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).

    10.28 Thermo Electron Corporation Nonqualified Stock Option Plan (filed as Exhibit 4(e) to Thermo Electron's Registration Statement on Form S-8 [Reg. No. 33-8993] and incorporated herein by reference). (Plan amended in 1984 to extend expiration date to December 14, 1994; maximum number of shares issuable in the aggregate under this plan and the Thermo Electron Incentive Stock Option Plan is 9,035,156 shares, after adjustment to reflect share increases approved in 1984 and 1986, share decrease approved in 1989, and 3-for-2 stock splits effected in October 1986, October 1993 and May 1995).

    10.29 Thermo Electron Corporation Equity Incentive Plan (filed as Exhibit A to Thermo Electron's Proxy Statement dated April 12, 1989 [File No. 1-8002] and incorporated herein by reference). (Plan amended in 1989 to restrict exercise price for SEC reporting persons to not less than 50% of fair market value or par value; maximum number of shares issuable is 7,050,000 shares, after adjustment to reflect 3-for-2 stock splits effected in October 1993 and May 1995 and share increase approved in
                1994).

    10.30 Thermo Electron Corporation - Thermedics Inc. Nonqualified Stock Option Plan (filed as Exhibit 4 to a Registration Statement on Form S-8 of Thermedics [Reg. No. 2-93747] and incorporated herein by reference). (Maximum number of shares issuable is 450,000 shares, after adjustment to reflect share increase approved in 1988, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.31 Thermo Electron Corporation - Thermo Instrument Systems Inc. (formerly Thermo Environmental Corporation) Nonqualified Stock Option Plan (filed as Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 [Reg. No. 33-8034] and incorporated herein by reference). (Maximum number of shares issuable is 421,875 shares, after adjustment to reflect 3-for-2 stock splits effected in July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

                                       23PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.32 Thermo Electron Corporation - Thermo Instrument Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
                10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,285 shares, after adjustment to reflect share increase approved in 1988, 3-for-2 stock splits effected in January 1988, July 1993 and April 1995 and 5-for-4 stock split effected in December 1995).

    10.33 Thermo Electron Corporation - Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 108,000 shares, after adjustment to reflect 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September
                1989).

    10.34 Thermo Electron Corporation - Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 [File No. 1-8002] and incorporated herein by reference). (Amended in September 1995 to extend the plan expiration date to December 31, 2005).

    10.35 Thermo Electron Corporation - Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.11 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 130,500 shares, after adjustment to reflect share increases approved in 1990 and 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.36 Thermo Electron Corporation - Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.12 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference).

                                       24PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.37 Thermo Electron Corporation - ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.13 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 180,000 shares, after adjustment to reflect 3-for-2 stock split effected in October
                1993).

    10.38 Thermo Electron Corporation - Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.14 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended December 28, 1991 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 600,000 shares, after adjustment to reflect 2-for-1 stock split effected in September 1992 and 3-for-2 stock split effected in September
                1995).

    10.39 Thermo Electron Corporation - Thermo Voltek Corp. (formerly Universal Voltronics Corp.) Nonqualified Stock Option Plan (filed as Exhibit 10.17 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable is 57,500 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993 and share increase approved in September 1995).

    10.40 Thermo Electron Corporation - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
                Exhibit 10.31 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.41 Thermo Electron Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.32 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.42 Thermo Electron Corporation - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.33 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.43 Thermo Electron Corporation - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.34 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

                                       25PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.44 Thermo Electron Corporation - ThermoLase Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.35 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.45 Thermo Electron Corporation - ThermoQuest Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.41 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.46 Thermo Electron Corporation - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.42 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.47 Thermo Electron Corporation - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.43 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.48 Thermo Electron Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.44 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.49 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Incentive Stock Option Plan (filed as Exhibit 10.18 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Nonqualified Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

    10.50 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10.19 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Ecotek Incentive Stock Option Plan is 900,000 shares, after adjustment to reflect share increase approved in December 1993).

                                       26PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.51 Thermo Ecotek Corporation (formerly Thermo Energy Systems Corporation) Equity Incentive Plan (filed as
                Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.52       Thermedics Inc. Incentive Stock Option Plan (filed as
                Exhibit 10(d) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Nonqualified Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.53       Thermedics Inc. Nonqualified Stock Option Plan (filed as
                Exhibit 10(e) to Thermedics' Registration Statement on Form S-1 [Reg. No. 33-84380] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermedics Incentive Stock Option Plan is 1,931,923 shares, after adjustment to reflect share increases approved in 1986 and 1992, 5-for-4 stock split effected in January 1985, 4-for-3 stock split effected in September 1985 and 3-for-2 stock splits effected in October 1986 and November 1993).

    10.54 Thermedics Inc. Equity Incentive Plan (filed as Appendix A to the Proxy Statement dated May 10, 1993 of
                Thermedics [File No. 1-9567] and incorporated herein by reference). (Maximum number of shares issuable is 1,500,000 shares, after adjustment to reflect 3-for-2 stock split effected in November 1993).

    10.55 Thermedics Inc. - Thermedics Detection Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.20 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

    10.56 Thermedics Inc. - Thermo Sentron Inc. Nonqualified Stock Option Plan (filed as Exhibit 10.51 to Thermo
                Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.57 Thermedics Detection Inc. Equity Incentive Plan (filed as Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

                                       27PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.58 Thermo Cardiosystems Inc. Incentive Stock Option Plan (filed as Exhibit 10(f) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Nonqualified Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.59 Thermo Cardiosystems Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(g) to Thermo Cardiosystems' Registration Statement on Form S-1 [Reg. No. 33-25144] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Cardiosystems Incentive Stock Option Plan is 1,143,750 shares, after adjustment to reflect share increase approved in 1992, 3-for-2 stock split effected in January 1990, 5-for-4 stock split effected in May 1990 and 2-for-1 stock split effected in November 1993).

    10.60 Thermo Cardiosystems Inc. Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.61 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1985 Stock Option Plan (filed as Exhibit 10.14 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 [File No. 0-8245] and incorporated herein by reference). (Maximum number of shares issuable is 200,000 shares, after adjustment to reflect 1-for-3 reverse stock split effected in November 1992 and 3-for-2 stock split effected in November 1993).

    10.62 Thermo Voltek Corp. (formerly Universal Voltronics Corp.) 1990 Stock Option Plan (filed as Exhibit 10.2 to Thermo Voltek's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 [File No. 1-10574] and incorporated herein by reference). (Maximum number of shares issuable is 400,000 shares, after adjustment to reflect share increases in 1993 and 1994, 1-for-3 reverse stock split effected in November 1992, and 3-for-2 stock split effected in November 1993).

    10.63       Thermo Voltek Corp. Equity Incentive Plan (filed as
                Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.64       Thermo Sentron Equity Incentive Plan (filed as Exhibit
                10.57 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).
                                       28PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.65 ThermoSpectra Corporation Equity Incentive Plan (filed as Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.66       ThermoQuest Corporation Equity Incentive Plan (filed as
                Exhibit 10.69 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.67       Thermo Optek Corporation Equity Incentive Plan (filed as
                Exhibit 10.70 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.68 Thermo BioAnalysis Corporation Equity Incentive Plan (filed as Exhibit 10.67 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.69 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Incentive Stock Option Plan (filed as Exhibit 10(h) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Nonqualified Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

    10.70 ThermoTrex Corporation (formerly Thermo Electron Technologies Corporation) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to ThermoTrex's Registration Statement on Form S-1 [Reg. No. 33-40972] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoTrex Incentive Stock Option Plan is 1,945,000 shares, after adjustment to reflect share increases approved in 1992 and 1993 and 3-for-2 stock split effected in October 1993).

    10.71 ThermoTrex Corporation - ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.53 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference).

                                       29PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.72 ThermoTrex Corporation - Trex Medical Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.73 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.73 ThermoLase Corporation (formerly ThermoLase Inc.) Incentive Stock Option Plan (filed as Exhibit 10.55 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Nonqualified Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

    10.74 ThermoLase Corporation (formerly ThermoLase Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10.54 to ThermoTrex's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-10791] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the ThermoLase Incentive Stock Option Plan is 2,800,000 shares, after adjustment to reflect share increase approved in 1993 and 2-for-1 stock splits effected in March 1994 and June 1995).

    10.75       ThermoLase Corporation Equity Incentive Plan (filed as
                Exhibit 10.81 to Thermo TerraTech's (formerly Thermo Process') Annual Report on Form 10-K for the fiscal year ended April 1, 1995 [File No. 1-9549] and incorporated herein by reference).

    10.76       Trex Medical Corporation Equity Incentive Plan (filed as
                Exhibit 10.77 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.77 Thermo Fibertek Inc. Incentive Stock Option Plan (filed as Exhibit 10(k) to Thermo Fibertek's Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.78 Thermo Fibertek Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo Fibertek's
                Registration Statement on Form S-1 [Reg. No. 33-51172] and incorporated herein by reference).

    10.79       Thermo Fibertek Inc. Equity Incentive Plan (filed as
                Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

                                       30PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.80 Thermo Power Corporation (formerly Tecogen Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Nonqualified Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
                1993).

    10.81 Thermo Power Corporation (formerly Tecogen Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo Power's Registration Statement on Form S-1 [Reg. No. 33-14017] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo Power Incentive Stock Option Plan is 950,000 shares, after adjustment to reflect share increases approved in 1990, 1992 and
                1993).

    10.82       Thermo Power Corporation Equity Incentive Plan (filed as
                Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

    10.83 Thermo Power Corporation - ThermoLyte Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.84 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

    10.84       ThermoLyte Corporation Equity Incentive Plan (filed as
                Exhibit 10.71 to Thermo Power's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 [File No. 1-10573] and incorporated herein by reference).

    10.85 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Incentive Stock Option Plan (filed as Exhibit 10(h) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Nonqualified Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).



                                       31PAGE

                                  EXHIBIT INDEX

   Exhibit
   Number       Description of Exhibit                                   Page
   ----------   -------------------------------------------------------  ----

    10.86 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Nonqualified Stock Option Plan (filed as Exhibit 10(i) to Thermo TerraTech's Registration Statement on Form S-1 [Reg. No. 33-6763] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Thermo TerraTech Incentive Stock Option Plan is 1,850,000 shares, after adjustment to reflect share increases approved in 1987, 1989 and 1992, 6-for-5 stock splits effected in July 1988 and March 1989 and 3-for-2 stock split effected in September 1989).

    10.87 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) Equity Incentive Plan [filed as Exhibit 10.63 to Thermedics' Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File No. 1-9567] and incorporated herein by reference.) (Maximum number of shares issuable is 1,750,000 shares, after adjustment to reflect share increase approved in 1994).

    10.88 Thermo TerraTech Inc. (formerly Thermo Process Systems Inc.) - Thermo Remediation Inc. Nonqualified Stock Option Plan (filed as Exhibit 10(l) to Thermo TerraTech's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1994 [File No. 1-9549] and incorporated herein by reference).

    10.89       Thermo Remediation Inc. Equity Incentive Plan (filed as
                Exhibit 10.7 to Thermo Remediation's Registration
                Statement on Form S-1 [Reg. No. 33-70544] and incorporated herein by reference).

    11          Statement re: Computation of earnings per share.

    13          Annual Report to Shareholders for the year ended
                December 30, 1995 (only those portions incorporated herein by reference).

    21          Subsidiaries of the Registrant.

    23          Consent of Arthur Andersen LLP.

    27          Financial Data Schedule.