Form 10-K/A
period 1995-12-30
THERMO INSTRUMENT SYSTEMS INC
filed 1996-03-28
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   __________________________________________

                         AMENDMENT NO. 1 ON FORM 10-K/A
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 30, 1995

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

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 1996, are incorporated by reference into Part III.PAGE

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------


   (c)  Exhibits.
        --------

        Attached is Exhibit 27.1, the Financial Data Schedule, which restates the previously filed 1994 Financial Data Schedule due to operations that were discontinued in 1995. Exhibit 27.1 was not previously filed with the Registrant's 1995 Form 10-K on March 12, 1996.
































                                        2PAGE

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 1996.


                                           THERMO INSTRUMENT SYSTEMS INC.


                                           By: Paul F. Kelleher
                                               -----------------------
                                               Paul F. Kelleher
                                               Chief Accounting Officer