Form 10-Q
period 1996-03-30
THERMO INSTRUMENT SYSTEMS INC
filed 1996-05-08
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                          Commission File Number 1-9786


                         THERMO INSTRUMENT SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-2925809
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   1275 Hammerwood Avenue
   Sunnyvale, California                                                 94089
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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Class                  Outstanding at April 26, 1996
         ----------------------------     -----------------------------
         Common Stock, $.10 par value                94,054,651
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      March 30,  December 30,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Current Assets:
    Cash and cash equivalents                        $  342,473   $  395,233
    Accounts receivable, less allowances
     of $12,977 and $12,569                             322,348      211,906
    Unbilled contract costs and fees                      4,482        3,800
    Inventories:
     Raw materials and supplies                         125,163       80,959
     Work in process                                     64,087       40,851
     Finished goods                                      63,276       33,104
    Prepaid expenses                                     30,052        9,450
    Prepaid income taxes                                 44,802       31,233
                                                     ----------   ----------
                                                        996,683      806,536
                                                     ----------   ----------

   Property, Plant and Equipment, at Cost               261,335      189,085

    Less: Accumulated depreciation and
          amortization                                   57,582       55,408
                                                     ----------   ----------
                                                        203,753      133,677
                                                     ----------   ----------

   Patents and Other Assets                              28,309       29,611
                                                     ----------   ----------

   Cost in Excess of Net Assets of Acquired
    Companies (Note 2)                                  554,461      402,989
                                                     ----------   ----------

                                                     $1,783,206   $1,372,813
                                                     ==========   ==========




                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      March 30,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
    Notes payable, including $30,000 due to
     parent company in 1996 (Note 2)                $  134,794    $   55,822
    Accounts payable                                    84,990        55,626
    Accrued payroll and employee benefits               43,468        33,025
    Accrued income taxes                                30,615        25,875
    Accrued installation and warranty expenses          32,060        17,962
    Deferred revenue                                    42,236        20,759
    Accrued acquisition expenses (Note 2)               82,944        20,687
    Other accrued expenses                             125,874        73,966
    Due to parent company (Note 2)                     100,466        12,919
                                                    ----------    ----------
                                                       677,447       316,641
                                                    ----------    ----------
   Deferred Income Taxes                                20,129        20,168
                                                    ----------    ----------
   Other Deferred Items                                 25,170        23,718
                                                    ----------    ----------
   Long-term Obligations:
    Senior obligations, including $140,000 due
     to parent company                                 198,507       207,600
    Subordinated obligations                           209,512       214,775
    Other                                               16,764        18,659
                                                    ----------    ----------
                                                       424,783       441,034
                                                    ----------    ----------
   Minority Interest                                    46,432        28,547
                                                    ----------    ----------
   Shareholders' Investment:
    Common stock, $.10 par value, 125,000,000
     shares authorized; 93,664,537 and 92,566,341
     shares issued                                       9,366         9,257
    Capital in excess of par value                     262,747       248,468
    Retained earnings                                  325,933       291,890
    Treasury stock at cost, 868,100 and
     917,985 shares                                     (9,292)       (9,724)
    Cumulative translation adjustment                      491         2,814
                                                    ----------    ----------
                                                       589,245       542,705
                                                    ----------    ----------
                                                    $1,783,206    $1,372,813
                                                    ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                         Consolidated Statement of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                            $225,571      $172,944
                                                       --------      --------

   Costs and Expenses:
    Cost of revenues                                    118,207        88,030
    Selling, general and administrative expenses         65,709        49,598
    Research and development expenses                    16,549        12,479
    Write-off of acquired technology (Note 2)             3,500             -
                                                       --------      --------
                                                        203,965       150,107
                                                       --------      --------

   Operating Income                                      21,606        22,837

   Interest Income                                        5,111         2,302
   Interest Expense (includes $1,537 and $1,330
    to parent company)                                   (6,290)       (3,825)
   Gain on Issuance of Stock by Subsidiaries (Note 3)    24,257         4,714
                                                       --------      --------
   Income from Continuing Operations Before
    Provision for Income Taxes and Minority
    Interest Expense                                     44,684        26,028
   Provision for Income Taxes                            10,073         8,974
   Minority Interest Expense                                568           140
                                                       --------      --------
   Income from Continuing Operations                     34,043        16,914
   Income from Discontinued Operations                        -             2
                                                       --------      --------
   Net Income                                          $ 34,043      $ 16,916
                                                       ========      ========
   Earnings per Share from Continuing Operations:
    Primary                                            $    .37      $    .19
                                                       ========      ========
    Fully diluted                                      $    .33      $    .17
                                                       ========      ========
   Earnings per Share:
    Primary                                            $    .37      $    .19
                                                       ========      ========
    Fully diluted                                      $    .33      $    .17
                                                       ========      ========
   Weighted Average Shares:
    Primary                                              91,875        89,365
                                                       ========      ========
    Fully diluted                                       107,269       106,407
                                                       ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                       Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
    Net income                                         $  34,043    $  16,916
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                        9,036        6,139
      Provision for losses on accounts receivable            413          655
      Gain on issuance of stock by
       subsidiaries (Note 3)                             (24,257)      (4,714)
      Minority interest expense                              568          140
      Decrease in deferred income taxes                      (40)      (3,217)
      Other noncash expenses                               4,638          755
      Changes in current accounts, excluding
       the effects of acquisitions:
        Accounts receivable                                8,814         (607)
        Inventories                                       (6,998)      (1,468)
        Other current assets                               1,168          918
        Accounts payable                                  (1,861)      (2,184)
        Other current liabilities                          5,012      (15,078)
      Other                                                  198            -
                                                       ---------    ---------
         Net cash provided by (used in)
          operating activities                            30,734       (1,745)
                                                       ---------    ---------

   Investing Activities:
    Acquisitions, net of cash acquired (Note 2)         (239,406)     (10,730)
    Purchases of property, plant and equipment            (5,370)      (2,598)
    Other                                                  1,527          473
                                                       ---------    ---------
         Net cash used in
          investing activities                          (243,249)     (12,855)
                                                       ---------    ---------

   Financing Activities:
    Net proceeds from issuance of Company and
     subsidiaries' common stock (Note 3)                  42,010        6,783
    Short-term borrowings from parent company (Note 2)    89,012            -
    Issuance of note payable to parent
     company (Note 2)                                     30,000            -
    Repayment of long-term obligations                    (1,139)        (205)
                                                       ---------    ---------
         Net cash provided by
          financing activities                         $ 159,883    $   6,578
                                                       ---------    ---------



                                        5PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                  (Unaudited)


                                                        Three Months Ended
                                                      ----------------------
                                                      March 30,     April 1,
  (In thousands)                                           1996         1995
  --------------------------------------------------------------------------
  Exchange Rate Effect on Cash                        $    (128)   $     999
                                                      ---------    ---------

  Decrease in Cash and Cash Equivalents                 (52,760)      (7,023)
  Cash and Cash Equivalents at Beginning of Period      395,233      152,933
                                                      ---------    ---------

  Cash and Cash Equivalents at End of Period          $ 342,473    $ 145,910
                                                      =========    =========

  Cash Paid For:
    Interest                                          $   6,923    $   4,825
    Income taxes                                      $   4,092    $  12,664

  Noncash Financing Activities:
    Conversions of convertible obligations            $  14,356    $   6,428


  The accompanying notes are an integral part of these consolidated financial statements.












                                        6PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.


   2.   Acquisitions

        On March 29, 1996, the Company completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123 million British pounds sterling in cash (approximately $187 million) and the assumption of approximately 24 million British pounds sterling of indebtedness (approximately $36 million). The purchase price is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. To finance the acquisition, the Company used available cash in addition to borrowings of $89 million from Thermo Electron Corporation (Thermo Electron). Subsequent to the end of the quarter, the Company repaid a portion of the borrowings from Thermo Electron and issued a $65 million promissory note for the remaining indebtedness. The promissory note is due April 1997 and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with this acquisition. The businesses acquired are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide.

        During the first quarter of 1996, the Company made several other acquisitions for approximately $62 million in cash, subject to post-closing adjustments. To partially finance one such acquisition, the Company's Thermo BioAnalysis Corporation subsidiary borrowed $30 million from Thermo Electron pursuant to a promissory note due February 1997 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.
                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of the acquisitions exceeded the estimated fair value of the acquired net assets by $159 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        In connection with the acquisition of certain businesses within the Scientific Instruments Division of Fisons, the Company established reserves totaling $61 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, none of which was expended during the first quarter of 1996. The Company expects to substantially complete its review and restructuring of these businesses over the one-year period following the acquisition. Any changes in estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.

   3.   Issuance of Stock by Subsidiary

        In March 1996, the Company's wholly owned ThermoQuest Corporation (ThermoQuest) subsidiary sold 3,000,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $42 million, resulting in a gain of approximately $24 million. Subsequent to the end of the quarter, the underwriters of ThermoQuest's initial public offering exercised their over-allotment option to purchase an additional 450,000 shares of ThermoQuest's common stock for net proceeds of approximately $6 million. Following the initial public offering and the exercise of the over-allotment option, the Company owned 93% of ThermoQuest's outstanding common stock.

   4.   Subsequent Event

        In April 1996, the Company called for redemption on May 9, 1996 all of the outstanding principal amount of its 6 5/8% subordinated convertible debentures due 2001. The value of the securities into which the debentures are convertible exceeded the redemption amount as of the notice date of the redemption.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Revenues increased $52.6 million, or 30%, to $225.6 million in the first quarter of 1996 from $172.9 million in the first quarter of 1995 primarily due to acquisitions, which included the analytical instrument division of Analytical Technology, Inc. (ATI) in December 1995, Gould Instrument Systems, Inc. (GIS) in May 1995, and Dynatech Laboratories
                                        8PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   Worldwide (DLW) in February 1996. Acquisitions added revenues of $40 million in the first quarter of 1996. The remainder of the increase in revenues resulted from greater demand experienced by the Company's existing businesses, primarily for ThermoQuest Corporation's (ThermoQuest) mass spectrometry products and Thermo Optek Corporation's (Thermo Optek) Fourier transform infrared products. These increases were offset in part by the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries where the Company operates.

        The gross profit margin decreased to 48% in the first quarter of 1996 from 49% in the first quarter of 1995 primarily due to lower margins at acquired businesses. As a result of the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons) (Note 2), the Company expects that the gross profit margin will continue to decline due to lower margins at these businesses.

        Selling, general and administrative expenses as a percentage of revenues was 29% in the first quarter of 1996 and 1995. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.3% in 1996, compared with 7.2% in 1995.

        In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of the businesses from Fisons (Note 2).

        Interest income increased to $5.1 million in the first quarter of 1996 from $2.3 million in the first quarter of 1995 primarily due to interest income earned on invested proceeds from the issuance of $192.5 million aggregate principal amount of 5% subordinated convertible debentures by ThermoQuest and Thermo Optek in August 1995 and October 1995, respectively. Interest income also increased, to a lesser extent, as a result of interest income earned on invested proceeds from the issuance of common stock by the Company's Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary in the first and second quarters of 1995 and the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary in the third quarter of 1995. The increase in interest income was offset in part by a reduction in cash as a result of the acquisitions of GIS in May 1995 and DLW in February 1996. Interest expense increased to $6.3 million in 1996 from $3.8 million in 1995 primarily due to the issuance of the 5% subordinated convertible debentures by ThermoQuest and Thermo Optek and, to a lesser extent, the issuance by Thermo BioAnalysis of a $30 million promissory note to Thermo Electron Corporation (Thermo Electron) to partially finance the acquisition of DLW. These increases were offset in part by the conversion of a portion of the Company's 6 5/8% subordinated convertible debentures and 3 3/4% senior convertible debentures into common stock of the Company.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $24 million in the first quarter of 1996
                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   and $4.7 million in the first quarter of 1995 (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rate decreased to 23% in the first quarter of 1996 from 34% in the first quarter of 1995 primarily due to a higher nontaxable gain on the issuance of stock by subsidiary in 1996 compared with 1995. Excluding the impact of gain on issuance of stock by subsidiaries in 1996 and 1995, the effective tax rates in 1996 and 1995 exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

   Liquidity and Capital Resources

        Consolidated working capital was $319.2 million at March 30, 1996, compared with $489.9 million at December 30, 1995, a decrease of $170.7 million. Included in working capital are cash and cash equivalents of $342.5 million at March 30, 1996, and $395.2 million at December 30, 1995. Of the $342.5 million balance at March 30, 1996, $176.7 million was held by ThermoQuest, $21.5 million by ThermoSpectra, $10.0 million by Thermo BioAnalysis, and $134.3 million by the Company and its wholly owned subsidiaries, including Thermo Optek. The Company's operating activities provided $30.7 million of cash in the first three months of 1996. A decrease in accounts receivable of $8.8 million and an increase in other current liabilities of $5.0 million, which provided cash from operations, was offset in part by an increase of $7.0 million in inventories and a decrease of $1.9 million in accounts payable.

        The Company's investing activities used $243.2 million of cash in the first three months of 1996. The Company expended $239.4 million for acquisitions, including the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, and $5.4 million for the purchase of property, plant and equipment.

        The Company's financing activities provided $159.9 million of cash in the first three months of 1996. In March 1996, ThermoQuest sold shares of its common stock in an initial public offering for net proceeds of approximately $42 million. In February 1996, to partially finance the acquisition of DLW, Thermo BioAnalysis borrowed $30 million from Thermo Electron pursuant to a promissory note due February 1997 (Note 2). In March 1996, to partially finance the acquisition of certain businesses within the Scientific Instruments Division of Fisons, the Company borrowed $89 million from Thermo Electron. Subsequent to the end of the quarter, the Company repaid a portion of the borrowings from Thermo Electron and issued a $65 million promissory note due April 1997 for the remaining indebtedness
   (Note 2).

        In April 1996, the underwriters of ThermoQuest's initial public offering exercised their over-allotment option to purchase additional shares of ThermoQuest's common stock for net proceeds of approximately $6 million (Note 3).
                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        In April 1996, Thermo Optek filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission covering shares of common stock to be offered in its initial public offering.

        During the remainder of 1996, the Company plans to make expenditures of approximately $15 million for property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter covered by this report. The Company filed a Current Report on Form 8-K on April 12, 1996, pertaining to its acquisition of certain businesses within the Scientific Instruments Division of Fisons plc on March 29, 1996. The required financial statements of the businesses acquired and pro forma combined condensed financial statements will be filed by June 12, 1996, as part of an amendment to the Form 8-K.










                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1996.

                                        THERMO INSTRUMENT SYSTEMS INC.



                                        Paul F. Kelleher
                                        --------------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        --------------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer

























                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                  Exhibit Index


   Exhibit
   Number                      Description of Exhibit                    Page
   -------        ------------------------------------------------       ----

     10.1         $30,000,000 Promissory Note dated as of
                  February 13, 1996 issued by Thermo BioAnalysis
                  Corporation to Thermo Electron Corporation.

     10.2         $65,000,000 Promissory Note dated as of
                  April 12, 1996 issued by the Company to Thermo
                  Electron Corporation.

     11           Statement re: Computation of earnings per share.

     27           Financial Data Schedule