Form 10-Q
period 1996-06-29
THERMO INSTRUMENT SYSTEMS INC
filed 1996-08-07
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                   ------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                 Outstanding at July 26, 1996
         ----------------------------     ----------------------------
         Common Stock, $.10 par value              96,615,930
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                      $  360,938    $  395,233
     Available-for-sale investments, at quoted
       market value (amortized cost of $4,756)           4,758             -
     Accounts receivable, less allowances
       of $21,330 and $12,569                          288,757       211,906
     Unbilled contract costs and fees                    5,237         3,800
     Inventories:
       Raw materials and supplies                      137,126        80,959
       Work in process                                  57,571        40,851
       Finished goods                                   54,154        33,104
     Prepaid expenses                                   16,238         9,450
     Prepaid income taxes                               46,776        31,233
                                                    ----------    ----------
                                                       971,555       806,536
                                                    ----------    ----------

   Property, Plant and Equipment, at Cost              260,650       189,085

     Less: Accumulated depreciation and
           amortization                                 63,639        55,408
                                                    ----------    ----------
                                                       197,011       133,677
                                                    ----------    ----------

   Patents and Other Assets                             30,926        29,611
                                                    ----------    ----------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                563,735       402,989
                                                    ----------    ----------
                                                    $1,763,227    $1,372,813
                                                    ==========    ==========




                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     June 29,    December 30,
   (In thousands except share amounts)                   1996            1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Notes payable, including $95,000 due to
       parent company in 1996 (Note 2)             $  191,594     $   55,822
     Accounts payable                                  82,309         55,626
     Accrued payroll and employee benefits             48,569         33,025
     Accrued income taxes                              32,681         25,875
     Accrued installation and warranty expenses        41,229         17,962
     Deferred revenue                                  36,534         20,759
     Accrued acquisition expenses (Note 2)             50,173         20,687
     Other accrued expenses                           103,172         73,966
     Due to parent company                             11,760         12,919
                                                   ----------     ----------
                                                      598,021        316,641
                                                   ----------     ----------
   Deferred Income Taxes                               22,658         20,168
                                                   ----------     ----------
   Other Deferred Items                                30,221         23,718
                                                   ----------     ----------
   Long-term Obligations:
     Senior convertible obligations, including
       $140,000 due to parent company                 169,909        207,600
     Subordinated convertible obligations (Note 4)    192,500        214,775
     Other                                             16,421         18,659
                                                   ----------     ----------
                                                      378,830        441,034
                                                   ----------     ----------
   Minority Interest                                   63,906         28,547
                                                   ----------     ----------
   Shareholders' Investment:
     Common stock, $.10 par value, 250,000,000
       shares authorized; 97,167,445 and
       92,566,341 shares issued                         9,717          9,257
     Capital in excess of par value                   308,775        248,468
     Retained earnings                                361,229        291,890
     Treasury stock at cost, 823,041 and
       917,985 shares                                  (8,990)        (9,724)
     Cumulative translation adjustment                 (1,142)         2,814
     Net unrealized gain on available-for-sale
       investments                                          2              -
                                                   ----------     ----------
                                                      669,591        542,705
                                                   ----------     ----------
                                                   $1,763,227     $1,372,813
                                                   ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                          THERMO INSTRUMENT SYSTEMS INC.

                         Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                            $321,552      $185,744
                                                       --------      --------

   Costs and Expenses:
     Cost of revenues                                   177,028        94,828
     Selling, general and administrative expenses        95,056        51,887
     Research and development expenses                   23,223        13,711
                                                       --------      --------
                                                        295,307       160,426
                                                       --------      --------

   Operating Income                                      26,245        25,318

   Interest Income                                        4,239         2,952
   Interest Expense (includes $2,523 and $1,451
     to parent company)                                  (7,227)       (3,872)
   Gain on Issuance of Stock by Subsidiaries (Note 3)    25,526         4,831
                                                       --------      --------
   Income Before Provision for Income Taxes
     and Minority Interest Expense                       48,783        29,229
   Provision for Income Taxes                            12,383        10,280
   Minority Interest Expense                              1,104           276
                                                       --------      --------
   Net Income                                          $ 35,296      $ 18,673
                                                       ========      ========
   Earnings per Share:
     Primary                                           $    .37      $    .21
                                                       ========      ========
     Fully diluted                                     $    .34      $    .19
                                                       ========      ========
   Weighted Average Shares:
     Primary                                             95,074        90,332
                                                       ========      ========
     Fully diluted                                      107,402       106,579
                                                       ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                          THERMO INSTRUMENT SYSTEMS INC.

                         Consolidated Statement of Income
                                   (Unaudited)

                                                          Six Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                            $547,123      $358,688
                                                       --------      --------

   Costs and Expenses:
     Cost of revenues                                   295,235       182,858
     Selling, general and administrative expenses       160,765       101,485
     Research and development expenses                   39,772        26,190
     Write-off of acquired technology (Note 2)            3,500             -
                                                       --------      --------
                                                        499,272       310,533
                                                       --------      --------

   Operating Income                                      47,851        48,155

   Interest Income                                        9,350         5,254
   Interest Expense (includes $4,060 and $2,781
     to parent company)                                 (13,517)       (7,697)
   Gain on Issuance of Stock by Subsidiaries (Note 3)    49,783         9,545
                                                       --------      --------
   Income from Continuing Operations Before Provision
     for Income Taxes and Minority Interest Expense      93,467        55,257
   Provision for Income Taxes                            22,456        19,254
   Minority Interest Expense                              1,672           416
                                                       --------      --------
   Income from Continuing Operations                     69,339        35,587
   Income from Discontinued Operations                        -             2
                                                       --------      --------
   Net Income                                          $ 69,339      $ 35,589
                                                       ========      ========
   Earnings per Share from Continuing Operations:
     Primary                                           $    .74      $    .40
                                                       ========      ========
     Fully diluted                                     $    .67      $    .36
                                                       ========      ========
   Earnings per Share:
     Primary                                           $    .74      $    .40
                                                       ========      ========
     Fully diluted                                     $    .67      $    .36
                                                       ========      ========
   Weighted Average Shares:
     Primary                                             93,474        89,848
                                                       ========      ========
     Fully diluted                                      107,385       106,550
                                                       ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                          THERMO INSTRUMENT SYSTEMS INC.

                       Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                       ----------------------
                                                        June 29,      July 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                        $  69,339    $  35,589
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                    22,256       11,765
         Provision for losses on accounts receivable       1,283          937
         Gain on issuance of stock by
           subsidiaries (Note 3)                         (49,783)      (9,545)
         Minority interest expense                         1,672          416
         Increase (decrease) in deferred income taxes       (109)         233
         Other noncash expenses                            5,850        1,466
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                          19,264        7,021
             Inventories                                  (7,653)      (5,973)
             Other current assets                            271         (317)
             Accounts payable                             (9,177)      (5,286)
             Other current liabilities                    (6,332)        (749)
         Other                                               170            -
                                                       ---------    ---------
               Net cash provided by
                 operating activities                     47,051       35,557
                                                       ---------    ---------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)        (249,460)     (38,016)
     Purchases of available-for-sale investments          (4,650)           -
     Purchases of property, plant and equipment           (9,730)      (4,559)
     Proceeds from sale of services businesses                 -       34,267
     Proceeds from sale and maturities
       of available-for-sale investments                       -       13,000
     Proceeds from sale of long-term investments               -          981
     Other                                                 1,380        1,040
                                                       ---------    ---------
               Net cash provided by (used in)
                 investing activities                   (262,460)       6,713
                                                       ---------    ---------
   Financing Activities:
     Net proceeds from issuance of Company and
       subsidiaries' common stock (Note 3)                85,719       15,344
     Issuance of notes payable to parent
       company (Note 2)                                   95,000            -
     Repayment of long-term obligations                     (409)        (853)
                                                       ---------    ---------
               Net cash provided by
                 financing activities                  $ 180,310    $  14,491
                                                       ---------    ---------
                                        6PAGE

                        THERMO INSTRUMENT SYSTEMS INC.

                                  (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                       June 29,      July 1,
  (In thousands)                                           1996         1995
  --------------------------------------------------------------------------
  Exchange Rate Effect on Cash                        $     804    $   1,458
                                                      ---------    ---------

  Increase (Decrease) in Cash and Cash Equivalents      (34,295)      58,219
  Cash and Cash Equivalents at Beginning of Period      395,233      152,933
                                                      ---------    ---------

  Cash and Cash Equivalents at End of Period          $ 360,938    $ 211,152
                                                      =========    =========

  Noncash Activities:
    Conversions of convertible obligations (Note 4)   $  59,966    $  11,380
                                                      =========    =========

    Fair value of assets of acquired companies        $ 465,479    $  68,499
    Cash paid for acquired companies                   (252,088)     (41,024)
                                                      ---------    ---------

      Liabilities assumed of acquired companies       $ 213,391    $  27,475
                                                      =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.












                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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


   2.   Acquisitions

        On March 29, 1996, the Company completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123 million British pounds sterling in cash (approximately $187 million) and the assumption of approximately 24 million British pounds sterling of indebtedness (approximately $36 million). The purchase price is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. The Company and Fisons are attempting to agree on the required adjustment to the purchase price. The Company is seeking a reduction in the purchase price based on its calculation of the net tangible assets of the acquired businesses. If the parties are unable to reach agreement, a firm of independent public accountants will be appointed to determine the adjustment. Although there can be no assurance that the Company will receive a reduction in the purchase price from Fisons, any such adjustment would affect the purchase price allocation including the amount allocated to cost in excess of net assets acquired.

        To finance the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, the Company used available cash in addition to borrowings of $89 million from Thermo Electron Corporation (Thermo Electron). On April 12, 1996, the Company repaid a portion of the borrowings from Thermo Electron and issued a $65 million promissory note for the remaining indebtedness. The promissory note is due April 1997 and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

                                        8PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with this acquisition. The businesses acquired are involved in the research, development, manufacture, and sale of analytical instruments to industrial and research laboratories worldwide.

        During the first six months of 1996, the Company made several other acquisitions for approximately $63 million in cash, subject to post-closing adjustments. To partially finance one of the acquisitions, the Company's Thermo BioAnalysis Corporation subsidiary borrowed $30 million from Thermo Electron pursuant to a promissory note, which was repaid in July 1996.

        These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of the acquisitions exceeded the estimated fair value of the acquired net assets by $172 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company and the businesses acquired from Fisons on a pro forma basis, assuming the companies had been combined since the beginning of 1995. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations and financial position.

                                               Three              Six
                                            Months Ended      Months Ended
                                            ------------   ------------------
                                              July 1,      June 29,   July 1,
   (In thousands except per share amounts)       1995          1996      1995
   --------------------------------------------------------------------------
   Revenues                                 $263,504      $616,585  $502,176
   Income from continuing operations          14,019        48,010    12,237
   Earnings per share from continuing
     operations:
       Primary                                   .16           .51       .14
       Fully diluted                             .15           .47       .14

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the businesses from Fisons been made at the beginning of 1995.

        In connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, the Company established reserves totaling $34 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, $3 million of which was expended during the first six months of 1996. The Company expects to substantially complete its review and restructuring of these businesses over the one-year period following the acquisition. Any

                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   changes in estimates of these costs will be recorded as adjustments to cost in excess of net assets of acquired companies.


   3.   Issuance of Stock by Subsidiaries

        In March and April 1996, the Company's wholly owned ThermoQuest Corporation (ThermoQuest) subsidiary sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $48 million, resulting in a gain of approximately $27 million. Following the initial public offering, the Company owned 93% of ThermoQuest's outstanding common stock.

        In June 1996, the Company's wholly owned Thermo Optek Corporation (Thermo Optek) subsidiary sold 3,000,000 shares of its common stock at $13.50 per share for net proceeds of approximately $37 million, resulting in a gain of approximately $23 million. Subsequent to the end of the quarter, the underwriters of Thermo Optek's initial public offering exercised their over-allotment option to purchase an additional 450,000 shares of Thermo Optek common stock for net proceeds of approximately
   $6 million. Following the initial public offering and the exercise of the over-allotment option, the Company owned 93% of Thermo Optek's outstanding common stock.


   4.   Redemption of Convertible Debentures

        In April 1996, the Company called for redemption on May 9, 1996 all of the outstanding principal amount of its 6 5/8% subordinated convertible debentures due 2001. During the three months ended June 29, 1996, the entire principal amount of the debentures outstanding at March 30, 1996 was converted into the Company's common stock.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues increased $135.8 million, or 73%, to $321.6 million in the second quarter of 1996 from $185.7 million in the second quarter of 1995 primarily due to acquisitions, which included a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons) in March 1996 (Note 2), the analytical instrument division of Analytical Technology, Inc. (ATI) in December 1995, Dynatech Laboratories Worldwide (DLW) in February 1996, and Gould Instrument Systems, Inc. in May 1995. Acquisitions added revenues of $130 million in the second quarter of 1996. The remainder of the increase in revenues resulted primarily from greater demand experienced by the Company's mass spectrometry and Fourier transform infrared businesses as a result of recently introduced products. These increases were offset in part by a decrease of $7.9 million in

                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

        The gross profit margin decreased to 45% in the second quarter of 1996 from 49% in the second quarter of 1995 primarily due to lower margins at acquired businesses, including the businesses acquired from Fisons. The businesses acquired from Fisons were marginally profitable in the second quarter of 1996.

        Selling, general and administrative expenses as a percentage of revenues increased to 30% in the second quarter of 1996 from 28% in the second quarter of 1995 primarily due to higher costs as a percentage of revenues at acquired businesses. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.2% in 1996, compared with 7.4% in 1995.

        Interest income increased to $4.2 million in the second quarter of 1996 from $3.0 million in the second quarter of 1995 primarily due to interest income earned on invested proceeds from the issuance of $192.5 million aggregate principal amount of 5% subordinated convertible debentures by the Company's ThermoQuest Corporation (ThermoQuest) and Thermo Optek Corporation (Thermo Optek) subsidiaries in August 1995 and October 1995, respectively and, to a lesser extent, from the issuance of common stock by ThermoQuest in the first quarter of 1996. The increase in interest income was offset in part by a reduction in cash as a result of the acquisitions of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons in March 1996 and DLW in February 1996. Interest expense increased to $7.2 million in 1996 from $3.9 million in 1995 primarily due to the issuance of the 5% subordinated convertible debentures by ThermoQuest and Thermo Optek and, to a lesser extent, the issuance by the Company of a $65 million promissory note to Thermo Electron Corporation (Thermo Electron) to partially finance the acquisition of the businesses from Fisons and the issuance by the Company's Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary of a $30 million promissory note to Thermo Electron, which was repaid in July 1996. These increases were offset in part by the conversion of a portion of the Company's convertible obligations into common stock of the Company.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $26 million in the second quarter of 1996 and $4.8 million in the second quarter of 1995 (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.
                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        The effective tax rate decreased to 25% in the second quarter of 1996 from 35% in the second quarter of 1995 primarily due to a higher nontaxable gain on issuance of stock by subsidiaries in 1996 compared with 1995. Excluding the impact of the gain on issuance of stock by subsidiaries in 1996 and 1995, the effective tax rates in 1996 and 1995 exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues increased $188.4 million, or 53%, to $547.1 million in the first six months of 1996 from $358.7 million in the first six months of 1995 primarily due to acquisitions, which included the acquisitions discussed in the results of operations for the second quarter. Acquisitions added revenues of $171 million in the first six months of 1996. The remainder of the increase in revenues resulted from greater demand at the Company's existing businesses as discussed in the results of operations for the second quarter. These increases were offset in part by a decrease of $10.0 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

        The gross profit margin decreased to 46% in the first six months of 1996 from 49% in the first six months of 1995 primarily due to lower margins at acquired businesses.

        Selling, general and administrative expenses as a percentage of revenues increased to 29% in the first six months of 1996 from 28% in the first six months of 1995 primarily due to higher costs as a percentage of revenues at acquired businesses. Research and development expenses as a percentage of revenues remained unchanged at 7.3% in 1996 and 1995.

        In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of the businesses from Fisons (Note 2).

        Interest income increased to $9.4 million in the first six months of 1996 from $5.3 million in the first six months of 1995. Interest expense increased to $13.5 million in 1996 from $7.7 million in 1995. The reasons for these increases are the same as those discussed in the results of operations for the second quarter.

        As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $50 million in the first six months of 1996 and $9.5 million in the first six months of 1995 (Note 3).

        The effective tax rate decreased to 24% in the first six months of 1996 from 35% in the first six months of 1995 primarily due to a higher nontaxable gain on issuance of stock by subsidiaries in 1996 compared with 1995. Excluding the impact of the gain on issuance of stock by subsidiaries in 1996 and 1995, the effective tax rates in 1996 and 1995 exceeded the

                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the write-off of acquired technology in connection with the acquisition of the businesses from Fisons in the first quarter of 1996, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

   Liquidity and Capital Resources

        Consolidated working capital was $373.5 million at June 29, 1996, compared with $489.9 million at December 30, 1995, a decrease of $116.4 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $365.7 million at June 29, 1996 and $395.2 million at December 30, 1995. Of the $365.7 million balance at June 29, 1996, $184.1 million was held by ThermoQuest, $106.3 million by Thermo Optek, $20.5 million by ThermoSpectra, $12.2 million by Thermo BioAnalysis, and $42.6 million by the Company and its wholly owned subsidiaries. The Company's operating activities provided $47.1 million of cash in the first six months of 1996. Accounts receivable decreased $19.3 million in the first six months of 1996, due in large part to improved collections at one of ThermoQuest's foreign subsidiaries.

        The Company's investing activities used $262.5 million of cash in the first six months of 1996. The Company expended $249.5 million for acquisitions, including the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons
   (Note 2), and $9.7 million for the purchase of property, plant and equipment.

        The Company's financing activities provided $180.3 million of cash in the first six months of 1996. In March and April 1996, ThermoQuest sold shares of its common stock in an initial public offering for net proceeds of approximately $48 million. In June 1996, Thermo Optek sold shares of its common stock in an initial public offering for net proceeds of approximately $37 million. In February 1996, to partially finance the acquisition of DLW, Thermo BioAnalysis borrowed $30 million from Thermo Electron pursuant to a promissory note, which was repaid in July 1996
   (Note 2). In March 1996, to partially finance the acquisition of the businesses from Fisons, the Company borrowed $89 million from Thermo Electron. In April 1996, the Company repaid a portion of the borrowings from Thermo Electron and issued a $65 million promissory note due April 1997 for the remaining indebtedness (Note 2).

        In July 1996, the underwriters of Thermo Optek's initial public offering exercised their over-allotment option to purchase additional shares of Thermo Optek's common stock for net proceeds of approximately $6 million (Note 3).

        In July 1996, Thermo BioAnalysis filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission covering shares of common stock to be offered in its initial public offering.

                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        During the remainder of 1996, the Company plans to make expenditures of approximately $11 million for property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 19, 1996, at the Annual Meeting of Shareholders, the shareholders elected five directors to a one-year term expiring in 1997. The directors elected at the meeting were: Frank Borman, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Arvin H. Smith, and Polyvias C. Vintiadis. Mr. Borman received 83,711,211 shares voted in favor of his election and 106,888 shares voted against. Dr. G. Hatsopoulos and Messrs.
   J. Hatsopoulos, Smith, and Vintiadis each received 83,711,315 shares voted in favor of his election and 106,784 shares voted against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized common stock, $.10 par value per share, from 125 million shares to 250 million shares as follows: 83,279,649 shares voted in favor, 189,751 shares voted against, 11,956 shares abstained, and 336,743 broker nonvotes were recorded on the proposal.

   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

        On April 12, 1996, the Company filed a Current Report on Form 8-K pertaining to its acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc on March 29, 1996. On June 12, 1996, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.


                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1996.

                                        THERMO INSTRUMENT SYSTEMS INC.



                                        Paul F. Kelleher
                                        --------------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer



                                        John N. Hatsopoulos
                                        --------------------------------
                                        John N. Hatsopoulos
                                        Chief Financial Officer

























                                       15PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                  EXHIBIT INDEX


   Exhibit
   Number        Description of Exhibit                                  Page
   --------------------------------------------------------------------------

      3(i) Amendment to Restated Certificate of Incorporation of the Registrant.

     11          Statement re: Computation of earnings per share.

     27          Financial Data Schedule.