Form 10-Q/A
period 1996-06-29
THERMO INSTRUMENT SYSTEMS INC
filed 1996-09-06
CIK 795986

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

        In connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, the Company has undertaken a restructuring of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3), the Company is in the process of developing a plan that is expected to include reductions in staffing levels, abandonment of excess facilities and possible other costs associated with exiting certain activities of the acquired businesses. As part of the cost
                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   of the acquisition, the Company established reserves totaling $34 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, $3 million of which was expended during the first six months of 1996. Unresolved issues existing at June 29, 1996, included identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.


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


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues increased $135.8 million, or 73%, to $321.6 million in the second quarter of 1996 from $185.7 million in the second quarter of 1995

                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   primarily due to acquisitions, which included a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons) in March 1996 (Note 2), the analytical instrument division of Analytical Technology, Inc. (ATI) in December 1995, Dynatech Laboratories Worldwide (DLW) in February 1996, and Gould Instrument Systems, Inc. in May 1995. Acquisitions added revenues of $130 million in the second quarter of 1996. The remainder of the increase in revenues resulted primarily from greater demand experienced by the Company's mass spectrometry and Fourier transform infrared businesses as a result of recently introduced products. These increases were offset in part by a decrease of $7.9 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

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

                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

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

                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

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

                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

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

   Item 6 - Reports on Form 8-K

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

                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of September 1996.

                                        THERMO INSTRUMENT SYSTEMS INC.



                                        Paul F. Kelleher
                                        ----------------------------
                                        Paul F. Kelleher
                                        Chief Accounting Officer