Form 10-Q
period 1996-09-28
THERMO INSTRUMENT SYSTEMS INC
filed 1996-11-06
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                   ------------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at October 25, 1996
          ----------------------------     -------------------------------
          Common Stock, $.10 par value               96,694,123
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                 September 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                     $  362,360    $  395,233
      Available-for-sale investments, at quoted
        market value (amortized cost of $10,543)        10,562             -
      Accounts receivable, less allowances
        of $18,335 and $12,569                         292,698       211,906
      Unbilled contract costs and fees                   5,300         3,800
      Inventories:
        Raw materials and supplies                     109,881        80,959
        Work in process                                 61,367        40,851
        Finished goods                                  56,992        33,104
      Prepaid expenses                                  17,703         9,450
      Prepaid income taxes                              46,770        31,233
                                                    ----------    ----------
                                                       963,633       806,536
                                                    ----------    ----------

    Property, Plant and Equipment, at Cost             251,229       189,085

      Less: Accumulated depreciation and
            amortization                                68,957        55,408
                                                    ----------    ----------
                                                       182,272       133,677
                                                    ----------    ----------

    Patents and Other Assets                            29,542        29,611
                                                    ----------    ----------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               588,300       402,989
                                                    ----------    ----------
                                                    $1,763,747    $1,372,813
                                                    ==========    ==========






                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                  September 28,   December 30,
  (In thousands except share amounts)                      1996           1995
  ----------------------------------------------------------------------------
  Current Liabilities:
    Notes payable, including $65,000 due to
      parent company in 1996 (Note 2)                $  159,594     $   55,822
    Accounts payable                                     79,465         55,626
    Accrued payroll and employee benefits                48,197         33,025
    Accrued income taxes                                 26,104         25,875
    Accrued installation and warranty expenses           43,576         17,962
    Deferred revenue                                     34,495         20,759
    Accrued acquisition expenses (Note 2)                38,699         20,687
    Other accrued expenses                              104,021         73,966
    Due to parent company                                 8,875         12,919
                                                     ----------     ----------
                                                        543,026        316,641
                                                     ----------     ----------
  Deferred Income Taxes                                  22,599         20,168
                                                     ----------     ----------
  Other Deferred Items                                   30,476         23,718
                                                     ----------     ----------
  Long-term Obligations:
    Senior convertible obligations, including
      $140,000 due to parent company                    165,299        207,600
    Subordinated convertible obligations (Note 4)       192,500        214,775
    Other, including $15,000 due to parent company       27,154         18,659
                                                     ----------     ----------
                                                        384,953        441,034
                                                     ----------     ----------

  Minority Interest                                      76,919         28,547
                                                     ----------     ----------
  Shareholders' Investment:
    Common stock, $.10 par value, 250,000,000
      shares authorized; 97,441,805 and
      92,566,341 shares issued                            9,744          9,257
    Capital in excess of par value                      314,173        248,468
    Retained earnings                                   391,750        291,890
    Treasury stock at cost, 763,535 and
      917,985 shares                                     (8,764)        (9,724)
    Cumulative translation adjustment                    (1,142)         2,814
    Net unrealized gain on available-for-sale
      investments                                            13              -
                                                     ----------     ----------
                                                        705,774        542,705
                                                     ----------     ----------
                                                     $1,763,747     $1,372,813
                                                     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 28,  September 30,
   (In thousands except per share amounts)              1996           1995
   ------------------------------------------------------------------------
   Revenues                                         $315,292       $193,899
                                                    --------       --------
   Costs and Expenses:
     Cost of revenues                                167,489        100,364
     Selling, general and administrative expenses     90,087         56,112
     Research and development expenses                22,197         13,908
                                                    --------       --------
                                                     279,773        170,384
                                                    --------       --------

   Operating Income                                   35,519         23,515

   Interest Income                                     4,821          3,776
   Interest Expense (includes $2,502 and $1,418
     to parent company)                               (7,248)        (4,490)
   Gain on Issuance of Stock by Subsidiaries
     (Note 3)                                         11,350          9,333
                                                    --------       --------
   Income Before Provision for Income Taxes
     and Minority Interest Expense                    44,442         32,134
   Provision for Income Taxes                         12,351          9,850
   Minority Interest Expense                           1,570            403
                                                    --------       --------
   Net Income                                       $ 30,521       $ 21,881
                                                    ========       ========
   Earnings per Share:
     Primary                                        $    .32       $    .24
                                                    ========       ========
     Fully diluted                                  $    .29       $    .22
                                                    ========       ========
   Weighted Average Shares:
     Primary                                          96,598         91,130
                                                    ========       ========
     Fully diluted                                   107,467        106,806
                                                    ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Nine Months Ended
                                               -----------------------------
                                               September 28,   September 30,
   (In thousands except per share amounts)              1996            1995
   -------------------------------------------------------------------------
   Revenues                                        $862,415         $552,587
                                                   --------         --------
   Costs and Expenses:
     Cost of revenues                               462,724          283,222
     Selling, general and administrative expenses   250,852          157,597
     Research and development expenses               61,969           40,098
     Write-off of acquired technology (Note 2)        3,500                -
                                                   --------         --------
                                                    779,045          480,917
                                                   --------         --------

   Operating Income                                  83,370           71,670

   Interest Income                                   14,171            9,030
   Interest Expense (includes $6,562 and $4,199
     to parent company)                             (20,765)         (12,187)
   Gain on Issuance of Stock by Subsidiaries
     (Note 3)                                        61,133           18,878
                                                   --------         --------
   Income from Continuing Operations Before
     Provision for Income Taxes and Minority
     Interest Expense                               137,909           87,391
   Provision for Income Taxes                        34,807           29,104
   Minority Interest Expense                          3,242              819
                                                   --------         --------
   Income from Continuing Operations                 99,860           57,468
   Income from Discontinued Operations                    -                2
                                                   --------         --------
   Net Income                                      $ 99,860         $ 57,470
                                                   ========         ========
   Earnings per Share from Continuing Operations:
     Primary                                       $   1.06         $    .64
                                                   ========         ========
     Fully diluted                                 $    .96         $    .58
                                                   ========         ========
   Earnings per Share:
     Primary                                       $   1.06         $    .64
                                                   ========         ========
     Fully diluted                                 $    .96         $    .58
                                                   ========         ========
   Weighted Average Shares:
     Primary                                         94,516           90,276
                                                   ========         ========
     Fully diluted                                  107,410          106,699
                                                   ========         ========


   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Nine Months Ended
                                                 -----------------------------
                                                 September 28,   September 30,
  (In thousands)                                          1996            1995
  ----------------------------------------------------------------------------
  Operating Activities:
    Net income                                       $  99,860      $  57,470
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                   34,164         18,344
        Provision for losses on accounts receivable      2,140          1,486
        Gain on issuance of stock by
          subsidiaries (Note 3)                        (61,133)       (18,878)
        Write-off of acquired technology (Note 2)        3,500              -
        Minority interest expense                        3,242            819
        Increase (decrease) in deferred income taxes      (265)            70
        Other noncash expenses                           3,871          2,357
        Changes in current accounts, excluding
          the effects of acquisitions:
            Accounts receivable                         12,280         (4,593)
            Inventories                                 (3,064)        (9,861)
            Other current assets                          (946)         1,196
            Accounts payable                           (15,715)         6,021
            Other current liabilities                  (23,262)       (24,963)
        Other                                              254              3
                                                     ---------      ---------
              Net cash provided by
                operating activities                    54,926         29,471
                                                     ---------      ---------

  Investing Activities:
    Acquisitions, net of cash acquired (Note 2)       (242,935)       (46,448)
    Purchases of available-for-sale investments        (10,250)             -
    Purchases of property, plant and equipment         (14,835)        (7,459)
    Proceeds from sale of services businesses                -         34,267
    Proceeds from sale and maturities
      of available-for-sale investments                      -         13,000
    Other                                                3,686          2,065
                                                     ---------      ---------
              Net cash used in investing
                activities                           $(264,334)     $  (4,575)
                                                     ---------      ---------



                                        6PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                                                      Nine Months Ended
                                                -----------------------------
                                                September 28,   September 30,
  (In thousands)                                         1996            1995
  ---------------------------------------------------------------------------
  Financing Activities:
    Net proceeds from issuance of Company and
      subsidiaries' common stock (Note 3)            $ 109,974      $  37,630
    Proceeds from issuance of notes payable to
      parent company (Note 2)                          110,000         15,000
    Proceeds from issuance of long-term
      obligations                                            -         93,994
    Repayment of notes payable to parent
      company (Note 2)                                 (30,000)       (15,000)
    Increase (decrease) in short-term obligations      (10,317)           606
    Repayment of long-term obligations                  (4,892)        (1,060)
                                                     ---------      ---------
              Net cash provided by
                financing activities                   174,765        131,170
                                                     ---------      ---------

  Exchange Rate Effect on Cash                           1,770          1,174
                                                     ---------      ---------

  Increase (Decrease) in Cash and Cash Equivalents     (32,873)       157,240
  Cash and Cash Equivalents at Beginning of Period     395,233        152,933
                                                     ---------      ---------
  Cash and Cash Equivalents at End of Period         $ 362,360      $ 310,173
                                                     =========      =========

  Noncash Activities:
    Fair value of assets of acquired companies       $ 471,509      $  81,375
    Cash paid for acquired companies                  (253,069)       (48,774)
                                                     ---------      ---------
      Liabilities assumed of acquired companies      $ 218,440      $  32,601
                                                     =========      =========

    Conversions of convertible obligations (Note 4)  $  64,576      $  15,272
                                                     =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.





                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Acquisitions

         On March 29, 1996, the Company completed the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately 123.7 million British pounds sterling in cash (approximately $189.2 million) and the assumption of approximately 30.8 million British pounds sterling of indebtedness (approximately $47.1 million). The purchase price is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. The Company and Fisons are attempting to agree on the required adjustment to the purchase price. The Company is seeking a reduction in the purchase price based on its calculation of the net tangible assets of the acquired businesses. If the parties are unable to reach agreement, a firm of independent public accountants will be appointed to determine the adjustment. Although there can be no assurance that the Company will receive a reduction in the purchase price from Fisons, any such adjustment would affect the purchase price allocation including the amount allocated to cost in excess of net assets of acquired companies.

         To finance the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, the Company used available cash in addition to borrowings of $89.0 million from Thermo Electron Corporation (Thermo Electron). On April 12, 1996, the Company repaid a portion of the borrowings from Thermo Electron and issued a $65.0 million promissory note due April 1997 for the remaining indebtedness. The promissory note was repaid in October 1996.

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

         During the first nine months of 1996, the Company made several other acquisitions for approximately $63.8 million in cash, subject to post-closing adjustments. To partially finance one of the acquisitions, the Company's Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary borrowed $30.0 million from Thermo Electron pursuant to a promissory note, which was repaid in July 1996.

         These acquisitions have been accounted for using the purchase method of accounting and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition. The cost of the acquisitions exceeded the estimated fair value of the acquired net assets by $205.1 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

         Based on unaudited data, the following table presents selected financial information for the Company and the businesses acquired from Fisons on a pro forma basis, assuming the companies had been combined since the beginning of 1995. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations and financial position.

                                   Three                   Nine
                                Months Ended            Months Ended
                               -------------   -----------------------------
    (In thousands except       September 30,   September 28,   September 30,
    per share amounts)                  1995            1996            1995
    ------------------------------------------------------------------------
    Revenues                       $271,143        $931,877         $773,319
    Income from continuing
      operations                     15,091          78,846           26,960
    Earnings per share from
      continuing operations:
        Primary                         .17             .83              .30
        Fully diluted                   .15             .77              .29

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the businesses from Fisons been made at the beginning of 1995.

                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

         In connection with the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, the Company has undertaken a restructuring of the acquired businesses. In accordance with the requirements of Emerging Issues Task Force Pronouncement 95-3 (EITF 95-3), the Company is in the process of developing a plan that is expected to include reductions in staffing levels, abandonment of excess facilities, and possible other costs associated with exiting certain activities of the acquired businesses. As part of the cost of the acquisition, the Company established reserves totaling $35.2 million for estimated severance, excess facilities, and other exit costs associated with the acquisition, $10.0 million of which was expended during the first nine months of 1996, primarily for severance. Unresolved issues existing at September 28, 1996, included further identifying specific employees for termination and locations to be abandoned or consolidated, among other decisions concerning the integration of the acquired businesses into the Company. In accordance with EITF 95-3, finalization of the Company's plan for restructuring the acquired businesses will not occur beyond one year from the date of the acquisition. Any changes in estimates of these costs prior to such finalization will be recorded as adjustments to cost in excess of net assets of acquired companies.


    3.   Issuance of Stock by Subsidiaries

         In March and April 1996, the Company's wholly owned ThermoQuest Corporation (ThermoQuest) subsidiary sold 3,450,000 shares of its common stock in an initial public offering at $15.00 per share for net proceeds of approximately $47.8 million, resulting in a gain of approximately $27.2 million. Following the initial public offering, the Company owned 93% of ThermoQuest's outstanding common stock.

         In June and July 1996, the Company's wholly owned Thermo Optek Corporation (Thermo Optek) subsidiary sold 3,450,000 shares of its common stock at $13.50 per share for net proceeds of approximately $42.9 million, resulting in a gain of approximately $25.1 million. Following the initial public offering, the Company owned 93% of Thermo Optek's outstanding common stock.

         In September 1996, Thermo BioAnalysis sold 1,500,000 shares of its common stock at $14.00 per share for net proceeds of approximately $18.6 million, resulting in a gain of $8.8 million. Subsequent to the end of the quarter, the underwriters of Thermo BioAnalysis' initial public offering exercised their over-allotment option to purchase an additional 170,000 shares of Thermo BioAnalysis common stock for net proceeds of approximately $2.2 million. Following the initial public offering and the exercise of the over-allotment option, the Company owned 67% of Thermo BioAnalysis' outstanding common stock.

                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    4.   Redemption of Convertible Debentures

         In April 1996, the Company called for redemption on May 9, 1996, all of the outstanding principal amount of its 6 5/8% subordinated convertible debentures due 2001. During the three months ended June 29, 1996, the entire principal amount of the debentures outstanding at March 30, 1996, was converted into the Company's common stock.


    5.   Subsequent Event

         In October 1996, the Company issued and sold $172.5 million principal amount of 4 1/2% senior convertible debentures due 2003. The debentures are convertible into shares of the Company's common stock at a price of $43.07 per share and are guaranteed by Thermo Electron. In lieu of issuing all or a portion of the Company's common stock upon conversion, the Company has the option to deliver shares of Thermo Electron common stock with an aggregate value equal to the market value of the Company's common stock otherwise issuable upon such conversion. Thermo Electron has agreed to sell at market prices such number of shares of its common stock to the Company as the Company may require to exercise such option.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues increased $121.4 million, or 63%, to $315.3 million in the third quarter of 1996 from $193.9 million in the third quarter of 1995 primarily due to acquisitions, which included a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons) in March 1996 (Note 2), the analytical instrument division of Analytical Technology, Inc. (ATI) in December 1995, and the DYNEX Technologies (DYNEX) division of Dynatech Corporation in February 1996. Acquisitions added revenues of $116.4 million in the third quarter of 1996. The remainder of the increase in revenues resulted primarily from greater demand experienced by the Company's mass spectrometry business as a result of a product introduced in the first quarter of 1996 and, to a lesser extent, increased demand at the Company's Fourier transform infrared and atomic absorption and atomic emission spectrometry businesses. These increases were offset in part by a decrease of $4.3 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

         The gross profit margin decreased to 47% in the third quarter of 1996 from 48% in the third quarter of 1995 primarily due to lower margins at acquired businesses, including the businesses acquired from Fisons.

         Selling, general and administrative expenses as a percentage of revenues remained unchanged at 29% in the third quarter of 1996 and 1995. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.0% in 1996, compared with 7.2% in 1995.

         Interest income increased to $4.8 million in the third quarter of 1996 from $3.8 million in the third quarter of 1995 primarily due to interest income earned on invested proceeds from the issuance of $192.5 million aggregate principal amount of 5% subordinated convertible debentures by the Company's ThermoQuest Corporation (ThermoQuest) and Thermo Optek Corporation (Thermo Optek) subsidiaries in August 1995 and October 1995, respectively, and, to a lesser extent, from the issuance of common stock by ThermoQuest and Thermo Optek in the first and second quarters of 1996, respectively. The increase in interest income was offset in part by a reduction in cash as a result of the acquisitions of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons in March 1996 and DYNEX in February 1996. Interest expense increased to $7.2 million in 1996 from $4.5 million in 1995 primarily due to the issuance of the 5% subordinated convertible debentures by ThermoQuest and Thermo Optek. To a lesser extent, interest expense increased due to the issuance by the Company of a $65.0 million promissory note to Thermo Electron Corporation (Thermo Electron) to partially finance the acquisition of the businesses from Fisons and the inclusion of interest expense on the debt assumed as part of the Fisons acquisition. The $65.0 million promissory note was repaid in October 1996. These increases were offset in part by the conversion of a portion of the Company's convertible obligations into common stock of the Company.

         The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $11.4 million in the third quarter of 1996 and $9.3 million in the third quarter of 1995 (Note 3). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

         The effective tax rate decreased to 28% in the third quarter of 1996 from 31% in the third quarter of 1995 primarily due to a higher nontaxable gain on issuance of stock by subsidiaries in 1996 compared with 1995. Excluding the impact of the gain on issuance of stock by subsidiaries in 1996 and 1995, the effective tax rates in 1996 and 1995 exceeded the statutory federal income tax rate due to nondeductible

                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes. The effective tax rate decreased in 1996 from 1995 due to the effect in 1995 of losses at certain of the Company's foreign subsidiaries for which the Company was unable to provide a tax benefit.

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues increased $309.8 million, or 56%, to $862.4 million in the first nine months of 1996 from $552.6 million in the first nine months of 1995 primarily due to acquisitions, which included the acquisitions discussed in the results of operations for the third quarter. Acquisitions added revenues of $287.0 million in the first nine months of 1996. The remainder of the increase in revenues resulted from greater demand at the Company's mass spectrometry and Fourier transform infrared businesses as a result of recently introduced products. These increases were offset in part by a decrease of $14.3 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

         The gross profit margin decreased to 46% in the first nine months of 1996 from 49% in the first nine months of 1995 primarily due to lower margins at acquired businesses.

         Selling, general and administrative expenses as a percentage of revenues remained unchanged at 29% in the first nine months of 1996 and 1995. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.2% in 1996, compared with 7.3% in 1995.

         In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of the businesses from Fisons (Note 2).

         Interest income increased to $14.2 million in the first nine months of 1996 from $9.0 million in the first nine months of 1995 primarily due to the reasons discussed in the results of operations for the third quarter. Interest expense increased to $20.8 million in 1996 from $12.2 million in 1995 primarily due to the issuance of $192.5 million principal amount of 5% subordinated convertible debentures by ThermoQuest and Thermo Optek in August 1995 and October 1995, respectively. To a lesser extent, interest expense increased due to the issuance by the Company of a $65.0 million promissory note to Thermo Electron, which was repaid in October 1996, to partially finance the acquisition of the businesses from Fisons, the inclusion of interest expense on the debt assumed as part of the Fisons acquisition, and the issuance by the Company's Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary of a $30.0 million promissory note to Thermo Electron, which was repaid in July 1996. These increases were offset in part by the conversion of a portion of the Company's convertible obligations into common stock of the Company.
                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

         As a result of the sale of stock by subsidiaries, the Company recorded gains of $61.1 million in the first nine months of 1996 and $18.9 million in the first nine months of 1995 (Note 3).

         The effective tax rate decreased to 25% in the first nine months of 1996 from 33% in the first nine months of 1995 primarily due to a higher nontaxable gain on issuance of stock by subsidiaries in 1996 compared with 1995. Excluding the impact of the gain on issuance of stock by subsidiaries in 1996 and 1995, the effective tax rates in 1996 and 1995 exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the write-off of acquired technology in connection with the acquisition of the businesses from Fisons in the first quarter of 1996, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

    Liquidity and Capital Resources

         Consolidated working capital was $420.6 million at September 28, 1996, compared with $489.9 million at December 30, 1995, a decrease of $69.3 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $372.9 million at September
    28, 1996 and $395.2 million at December 30, 1995. Of the $372.9 million balance at September 28, 1996, $167.1 million was held by ThermoQuest, $114.2 million by Thermo Optek, $17.5 million by the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary, $42.8 million by Thermo BioAnalysis, and $31.3 million by the Company and its wholly owned subsidiaries. The Company's operating activities provided $54.9 million of cash in the first nine months of 1996. A decrease in accounts receivable provided cash of $12.3 million during the first nine months of 1996, due in large part to improved collections at one of ThermoQuest's foreign subsidiaries. Accounts payable decreased $15.7 million primarily due to a payment for inventories received during the fourth quarter of 1995 and, to a lesser extent, a reduction in payables at certain of the businesses acquired from Fisons in March 1996. Other current liabilities decreased $23.3 million primarily due to restructuring expenditures at businesses acquired by the Company in 1996.

         The Company's investing activities used $264.3 million of cash in the first nine months of 1996. The Company expended $242.9 million for acquisitions, including the acquisition of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons (Note 2), and $14.8 million for the purchase of property, plant and equipment.

         The Company's financing activities provided $174.8 million of cash in the first nine months of 1996. In March and April 1996, ThermoQuest sold shares of its common stock in an initial public offering for net proceeds of approximately $47.8 million. In June and July 1996, Thermo Optek sold shares of its common stock in an initial public offering for net proceeds of approximately $42.9 million. In September 1996, Thermo BioAnalysis sold shares of its common stock in an initial public offering for net proceeds of approximately $18.6 million (Note 3). In February

                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    1996, to partially finance the acquisition of DYNEX, Thermo BioAnalysis borrowed $30.0 million from Thermo Electron pursuant to a promissory note, which was repaid in July 1996 (Note 2). In March 1996, to partially finance the acquisition of the businesses from Fisons, the Company borrowed $89.0 million from Thermo Electron. In April 1996, the Company repaid a portion of the borrowings from Thermo Electron and issued a $65.0 million promissory note due April 1997 for the remaining indebtedness. The promissory note was repaid in October 1996 (Note 2). In August 1996, to partially finance the acquisition of certain of the Fisons businesses from the Company, ThermoSpectra borrowed $15.0 million from Thermo Electron pursuant to a promissory note due August 1998 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. During the first nine months of 1996, the Company repaid $15.2 million of short- and long-term obligations.

         In October 1996, the Company issued and sold $172.5 million principal amount of 4 1/2% senior convertible debentures due 2003 (Note 5).

         During the remainder of 1996, the Company plans to make expenditures of approximately $4 million for property, plant and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth.


    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Risks Associated with Spin-Out of Subsidiaries. The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. As a result of the sale of stock by subsidiaries, the issuance of stock by subsidiaries upon conversion of convertible debentures and similar transactions, the Company records gains that represent the increase in the Company's net investment in the subsidiaries. These gains have represented a substantial portion of the net income reported by the Company in certain periods. The size and

                                       15PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to generate gains from such transactions in the future.

         In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements:
    Policy and Procedures" (the Proposed Statement). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there could be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in equity of the consolidated entity with no gain or loss being recorded. The FASB expects to issue a final statement or a revised exposure draft in calendar 1997.

         Uncertainty of Growth. Certain of the markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business, including acquiring complementary businesses; developing new applications for its technologies; and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or that these strategies will result in growth of the Company's business.

         Risks Associated with Acquisition Strategy. One of the Company's growth strategies is to supplement its internal growth with the acquisition of businesses and technologies that complement or augment the Company's existing product lines. Certain businesses acquired by the Company within the past year, including businesses within the former analytical instrument division of Analytical Technology, Inc. and the former Scientific Instruments Division of Fisons plc, have had low levels of profitability. In addition, businesses that the Company may seek to acquire in the future may also be marginally profitable or unprofitable. In order for any acquired businesses to achieve the level of profitability desired by the Company, the Company must successfully change operations and improve market penetration. No assurance can be given that the Company will be successful in this regard. In addition, promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to complete pending or future acquisitions. In order to finance any such acquisitions, it may be necessary for the Company to raise additional funds either through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and may result in dilution to the Company's shareholders.

         Risks Associated with Technological Change, Obsolescence and the Development and Acceptance of New Products. The market for the Company's products and services is characterized by rapid and significant

                                       16PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    technological change and evolving industry standards. New product introductions responsive to these factors require significant planning, design, development and testing at the technological, product and manufacturing process levels, and may render existing products and technologies uncompetitive or obsolete. There can be no assurance that the Company's products will not become uncompetitive or obsolete. In addition, industry acceptance of new technologies developed by the Company may be slow to develop due to, among other things, existing regulations written specifically for older technologies and general unfamiliarity of users with new technologies.

         Possible Adverse Effect From Consolidation in the Environmental Market and Changes in Environmental Regulations. One of the important markets for the Company's products is environmental analysis. During the past three years, there has been a contraction in the market for analytical instruments used for environmental analysis. This contraction has caused consolidation in the businesses serving this market. Such consolidation may have an adverse impact on certain of the Company's businesses. In addition, most air, water, and soil analysis is conducted to comply with Federal, state, local, and foreign environmental regulations. These regulations are frequently specific as to the type of technology required for a particular analysis and the level of detection required for that analysis. The Company develops, configures, and markets its products to meet customer needs created by existing and anticipated environmental regulations. These regulations may be amended or eliminated in response to new scientific evidence or political or economic considerations. Any significant change in environmental regulations could result in a reduction in demand for the Company's products.

         Risks Associated With the Sale of Products to the Pharmaceutical Industry. The pharmaceutical industry is one of the important markets for the Company's products. Although the Company's existing general purpose analytical equipment and services are not subject to regulation by the U.S. Food and Drug Administration (the FDA), FDA regulations apply to the processes and production facilities used to manufacture pharmaceutical products. Any material change by a pharmaceutical company in its manufacturing process or equipment could necessitate additional FDA review and approval. Such requirements may make it more difficult for the Company to sell its products and services to pharmaceutical customers that have already applied for or obtained approval for production processes using different equipment and supplies. Any changes in the regulations that apply to the processes and production facilities used to manufacture pharmaceutical products may adversely affect the market for the Company's products. In addition, from time to time as a result of industry consolidation and other factors, the pharmaceutical industry has reduced its capital expenditures for equipment such as that manufactured by the Company, and there can be no assurance that further changes in the pharmaceutical industry will not adversely affect demand for the Company's products.

         Risks Associated With Dependence on Capital Spending Policies and Government Funding. The Company's customers include pharmaceutical and chemical companies, laboratories, government agencies, and public and

                                       17PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    private research institutions. The capital spending of these entities can have a significant effect on the demand for the Company's products. Such spending levels are based on a wide variety of factors, including the resources available to make such purchases, the spending priorities among various types of research equipment, public policy, and the effects of different economic cycles. Any decrease in capital spending by any of the customer groups that account for a significant portion of the Company's sales could have a material adverse effect on the Company's business and results of operations.

         Possible Adverse Impact of Significant International Operations. Sales outside the United States accounted for approximately 61% of the Company's revenues in 1995, and the Company expects that international sales will continue to account for a significant portion of the Company's revenues in the future. Sales to customers in foreign countries are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; export licenses, if required, may be difficult to obtain and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

         Competition. The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company believes that the principal competitive factors affecting the market for its products include product performance, price, reliability, and customer service. The Company's competitors include large multinational corporations and their operating units. Some of the Company's other competitors have substantially greater financial, marketing, and other resources than those of the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. In addition, competition could increase if new companies enter the market or if existing competitors expand their product lines or intensify efforts within existing product lines. There can be no assurance that the Company's current products, products under development or ability to discover new technologies will be sufficient to enable it to compete effectively with its competitors.

         Risks Associated with Protection, Defense and Use of Intellectual Property. The Company holds many patents relating to various aspects of its products, and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties

                                       18PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.


    Item 6 - Exhibits

         See Exhibit Index on the page immediately preceding exhibits.






                                       19PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of November 1996.

                                         THERMO INSTRUMENT SYSTEMS INC.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer











                                       20PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit                               Page
    -----------------------------------------------------------------------

      10.1         Stock Holding Assistance Plan and Form of
                   Promissory Note.

      11           Statement re: Computation of earnings per share.

      27           Financial Data Schedule.