Form 10-K
period 1996-12-28
THERMO INSTRUMENT SYSTEMS INC
filed 1997-03-19
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended December 28, 1996

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $597,117,000.

   As of January 24, 1997, the Registrant had 96,931,388 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

   Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

   Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                    PART I


   Item 1.  Business

   (a)  General Development of Business.

        Thermo Instrument Systems Inc. (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of analytical instruments used to identify complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as instruments used to monitor radioactivity and air pollution, and to control, image, inspect, and measure various industrial processes and life sciences phenomena. Through its 72%-owned ThermoSpectra Corporation (ThermoSpectra) subsidiary, the Company develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation that employ a variety of energy sources or signals as well as high-speed data acquisition and digital processing technologies. The Company's 93%-owned ThermoQuest Corporation (ThermoQuest) subsidiary develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection. Through its 93%-owned Thermo Optek Corporation (Thermo Optek) subsidiary, the Company develops, manufactures, and markets optical and energy-based analytical instruments and has key technologies in electro-optic components and systems. Thermo Optek's analytical instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in solids, liquids, and gases. Through its 67%-owned Thermo BioAnalysis Corporation (Thermo BioAnalysis) subsidiary, the Company develops, manufactures, and markets instruments and information management systems used in biochemical research and production, as well as in clinical diagnostics. The Company's 84%-owned Metrika Systems Corporation (Metrika Systems) subsidiary develops, manufactures, and markets on-line industrial process optimization systems that employ proprietary, ultra-high-speed measurement technologies. Through its wholly owned subsidiaries, the Company also manufactures monitoring instruments to detect and measure nuclear radiation and air pollutants, including toxic and combustible gases and participates in the process monitoring, analysis, gauging, and control instruments markets, primarily for the oil, gas, and petrochemical industries.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the

                                        2PAGE
   subsidiaries' growth. During 19961, ThermoQuest, Thermo Optek, and Thermo BioAnalysis sold shares of their common stock in initial public offerings and Metrika Systems sold shares of its common stock in a private placement for aggregate net proceeds of $125.0 million. See Note 11 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders for a description of the issuance of stock by the Company's subsidiaries.

        In September 1996, Thermo Optek announced its intent to spin out its Thermo Vision Corporation (Thermo Vision) subsidiary through a distribution of all of Thermo Vision's outstanding capital stock in the form of a dividend to Thermo Optek shareholders. The Company anticipates completing the spinout in 1997 and is seeking a Letter Ruling from the Internal Revenue Service stating that the proposed spinout will have no current tax effect on Thermo Optek or its shareholders. Thermo Optek would distribute the shares upon receipt of the Letter Ruling and satisfaction of other conditions, including the listing of the Thermo Vision shares on the American Stock Exchange. Upon completion of this proposed transaction, Thermo Vision would be a majority-owned subsidiary of the Company.

        The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years, the Company has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. In 1996, the Company's acquisitions included Oriel Corporation for $11.8 million in cash and the assumption of $0.7 million in debt; Corion Corporation for $5.1 million in cash; the DYNEX Technologies (formerly Dynatech Laboratories Worldwide) division of Dynatech Corporation for $43.2 million in cash; and a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer Inc., for approximately
   123.5 million British pounds sterling in cash (approximately $188.9 million) and the assumption of approximately 30.8 million British pounds sterling of indebtedness (approximately $47.2 million). The purchase price for the Fisons businesses is subject to post-closing adjustments equal to the amounts by which the net tangible assets and net debt of the acquired businesses on the closing date are greater or less than certain target amounts agreed to by the parties. On March 12, 1997, the Company declared unconditional in all respects its cash tender offer for all outstanding shares of Life Sciences International PLC (Life Sciences) for 135 British pence per share (approximately $2.16 per share). As of that date, the Company had received acceptances representing approximately 91% of the Life Sciences shares outstanding and the Company owned an additional 3% of the outstanding Life Sciences shares. There are approximately 175 million Life Sciences shares outstanding. The Company has established March 26, 1997, as the date for payment for all shares to which acceptance had been received. In addition, the Company expects to repay approximately $72 million of Life Sciences' debt, net of acquired


   1 References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE
   cash expected to be used. Life Sciences, a London Stock Exchange-listed company, manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

        The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron Corporation (Thermo Electron) to succeed the instruments businesses that were previously conducted by several Thermo Electron subsidiaries. As of December 28, 1996, Thermo Electron owned 79,207,044 shares, or 82%, of the Company's outstanding common stock. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, paper-recycling and papermaking equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

        Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal and certain state income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of common stock and/or convertible debentures of the Company from time to time as the number of outstanding shares of the Company increases. These and any other purchases may be made either in the open market or directly from the Company or pursuant to conversions of the Company's 3 3/4% senior convertible note due 2000 held by Thermo Electron. See Notes 5 and 7 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible obligations. During 1996, Thermo Electron purchased 753,750 shares of the Company's common stock in the open market at a total cost of $24.6 million.

   Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

   (b)  Financial Information About Industry Segments.

        The Company operates in one business segment: the developing, manufacturing, and marketing of analytical instruments used to identify complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as instruments used to monitor radioactivity and air pollution, and to control, image, inspect, and measure various industrial processes and life sciences phenomena.

                                        4PAGE

   (c)  Description of Business.

        Principal Products and Services

        The Company manufactures and markets instruments that employ a variety of advanced analytical techniques to determine the composition, structure, and physical properties of natural and synthetic substances. The Company's instruments are used for analysis; test and measurement; environmental and nuclear monitoring; process control; and in life sciences applications. Revenues from analytical and test and measurement instruments were $772.0 million, $537.5 million, and $429.8 million in 1996, 1995, and 1994, respectively.

        ThermoSpectra develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation based on high-speed data acquisition and digital processing technologies to provide industrial and research customers with integrated systems that address their specific needs. ThermoSpectra's products include digital oscillographic recorders and data acquisition systems that continuously measure and monitor signals from various sensors; digital storage oscilloscopes (DSOs) that are capable of taking hundreds of millions of measurements per second of transient signals or short bursts of data; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscopes' imaging capabilities; X-ray fluorescence instruments used for bulk and selected area sample analysis in the semiconductor and electronics industries; nondestructive X-ray inspection systems for process monitoring and quality control applications; and confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life science applications. ThermoSpectra recently added a line of scanning probe microscopes that are used in industry and academia to test and measure the topography and other surface properties of materials, down to the atomic level.

        ThermoQuest manufactures commercial mass spectrometers and has pioneered many of the significant developments and applications of mass spectrometry. ThermoQuest's mass spectrometry products identify and measure the components of a sample for organic chemical compounds or for inorganic compounds. These instruments are used primarily by pharmaceutical companies for drug research, testing, and quality control; by environmental laboratories for testing water, air, and soil samples for compliance with environmental regulations; by chemical companies for research and quality control; by manufacturers for testing in certain industrial applications, such as the manufacture of silicon chips, and for quality control; by food and beverage companies for quality control and to test for product contamination; and in forensic applications. ThermoQuest provides both stand-alone mass spectrometers and combined systems that use its own chromatographs or those purchased from other companies. These products span a range of sensitivity, specificity, separation technologies, data-handling capabilities, sizes, and prices.

        ThermoQuest also manufactures high performance liquid chromatographs, gas chromatographs, and related instruments and equipment used principally in the research and development and production analysis of pharmaceuticals and chemicals, and for environmental analysis. These

                                        5PAGE
   instruments separate the chemical components of substances for purposes of identification and measurement and are frequently used in environmental and industrial laboratories as stand-alone instruments or in conjunction with mass spectrometers, where the gas or liquid chromatograph separates a sample into individual chemical components for the mass spectrometer to identify.

        Thermo Optek develops, manufactures, and markets analytical instruments that utilize a range of optical spectroscopy and energy-based techniques. These instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in a wide variety of solids, liquids, and gases and are based on several optical spectroscopy techniques, including atomic emission (AE), atomic absorption (AA), Fourier transform infrared (FT-IR) and FT-Raman, and ultraviolet/visible (UV/Vis) technologies. AA and AE spectrometers are used to detect and measure metals and other elements in solid and liquid samples from ultratrace (parts per billion) to major concentrations based on the atomic spectra that a sample emits or absorbs when it is excited by an energy source. FT-IR and FT-Raman spectrometers are used to determine the molecular composition of samples by observing how they absorb or emit infrared light. UV/Vis spectrometry instruments are based upon the selective absorbence of ultraviolet radiation by various substances. Thermo Optek also offers a line of wavelength dispersive X-ray fluorescence instruments that provide elemental analysis of a wide variety of materials in a highly precise and generally nondestructive manner. Thermo Optek's products are used by its customers for productivity enhancement, research and development, quality control, and testing applications in the environmental testing, chemical, metallurgical, food and beverage, pharmaceutical, and petroleum industries; and by forensic laboratories, research organizations, and educational institutions. Through its Thermo Vision subsidiary, Thermo Optek addresses the photonics marketplace for optical components, imaging systems, analytical instruments, and lasers. Thermo Vision is pursuing applications of its photonics technologies for cost-effective, application-specific instruments and for optical components, systems, and subassemblies for analytical instrumentation.

        Thermo BioAnalysis develops, manufactures, and markets instruments and information management systems used in biochemical research and production, as well as in clinical diagnostics. The Company focuses on three principal product areas: life sciences instrumentation, laboratory information management systems, and health physics instrumentation. The Company's life sciences instrumentation products include instruments and consumables based on proprietary immunoassay, optical biosensor, mass spectrometry, and capillary electrophoresis (CE) technologies. The Company's laboratory information management systems (LIMS) and chromatography data systems (CDS) are used in laboratories and clinical testing facilities. These systems are designed to facilitate the monitoring and analysis of samples throughout the laboratory or clinical lifecycle. The Company's health physics instrumentation includes radiation detection instrumentation and complete radiation monitoring systems for use in and around nuclear power plants and other facilities where radioactive materials are used.

                                        6PAGE

        The Company's majority-owned, privately held Metrika Systems subsidiary manufactures equipment that provides on-line, real-time analysis of the elemental composition of bulk raw materials, such as coal and cement, in the basic materials production process. In addition, Metrika Systems manufactures industrial gauging and process control instruments and systems for measuring thickness and coating used principally by manufacturers of web-type materials, such as metal strip, rubber, and plastic foils.

        In other wholly owned businesses, the Company manufactures monitoring instruments for three principal markets: the detection and measurement of nuclear radiation; the monitoring of air pollutants, including toxic and combustible gases; and process monitoring, analysis, and control.

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

        The Company's air-monitoring instruments measure pollutants in ambient air and from stationary sources such as industrial smokestacks. The principal pollutants measured are oxides of nitrogen, sulfur dioxide, carbon monoxide, ozone, volatile organic compounds (VOCs), and airborne particulates. These instruments are used by utility and industrial customers to ensure compliance with environmental regulations; by government agencies to monitor air quality; and by research facilities. The Occupational Safety and Health Administration's safety requirements for protecting workers from toxic or explosive atmospheres in confined spaces are addressed with the Company's detectors, instruments, and systems for sensing, monitoring, and warning of such dangers. These worker-safety products are used in a wide range of applications, from large petrochemical plants, utilities, and industrial manufacturing facilities to commercial buildings.

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

                                        7PAGE

   The Company's X-ray fluorescence instruments allow for the nondestructive analysis of inorganic elements.

        With the acquisition of Life Sciences, the Company manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets. These operations are organized into four product groups including: laboratory products, serving the global research laboratory market; clinical products, serving the hospital and clinical laboratory markets; biosystems, serving the biotech and molecular biology R&D and QC labs; and industrial products, serving semiconductor manufacturers and other industries with water baths and chillers. The Company believes that this acquisition will extend its product offerings into new markets, such as clinical laboratory equipment, as well as enhance its presence in the bioanalytical instrumentation marketplace.

        Backlog

        The Company's backlog of firm orders was $266.6 million as of December 28, 1996, and $188.7 million as of December 30, 1995. The Company anticipates that substantially all of the backlog as of December 28, 1996, will be shipped or completed during 1997. The Company does not believe that the level of, or changes in the level of, its backlog is necessarily indicative of intermediate or long-term trends in its business.

        Competition

        The Company generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

        In many markets, the Company competes with large analytical instrument companies such as Hewlett-Packard Co. (Hewlett-Packard), Perkin-Elmer Corp. (Perkin-Elmer), Varian Associates, Inc. (Varian), and Hitachi, Ltd. (Hitachi). Certain products manufactured by the Company also compete with products sold by numerous smaller, specialized firms.

        ThermoSpectra competes in each of its markets primarily on the basis of technical advances that result in new products and improved price/performance ratios and reputation among customers as a quality leader for products and services. To a lesser extent, ThermoSpectra competes on the basis of price. The market for digital oscillographic recorders is characterized by competition among a number of competitors, including Astro-Med, Inc. and Yokogawa Corporation (Yokogawa). The general purpose DSO market is dominated by Tektronix, Inc. and Hewlett-Packard. The Company competes primarily in the high- and mid-ends of the X-ray microanalysis market. In the high end of this market, ThermoSpectra offers superior imaging and user-interface software. ThermoSpectra competes in the mid end of the X-ray microanalysis market on the basis of quality, performance, and price. The main competitor in this segment is Link Analytical Limited, a wholly owned subsidiary of Oxford Instruments plc (Oxford). In the X-ray inspection market,

                                        8PAGE

   ThermoSpectra competes with smaller companies in the manual segment of the market, and primarily with Four Pi Systems, a subsidiary of Hewlett-Packard, in the automated segment. In the digital video segment of the confocal microscopy market, ThermoSpectra competes primarily with Nikon Inc. as well as Bio-Rad Laboratories, Inc. (Bio-Rad). The Company competes in the scanning probe microscope market on the basis of quality and, to a lesser extent, price. The dominant competitor in this market is Digital Instruments, Inc.

        ThermoQuest competes in each of its markets primarily on technical performance, customer service and support and, to a lesser extent, price. ThermoQuest's principal competitors in the mass spectrometry market include Hewlett-Packard, Micromass Ltd. (Micromass), Japan Electro Optical Laboratories, and the Sciex Division of Perkin-Elmer. ThermoQuest's principal competitors in the liquid chromatography market are Waters Technologies Corporation, Hewlett-Packard, Shimadzu Corporation (Shimadzu), Beckman Instruments, Inc. (Beckman), and Perkin-Elmer. In the gas chromatography market, ThermoQuest competes with numerous companies, including Hewlett-Packard, Varian, Perkin-Elmer, and Shimadzu.

        Thermo Optek competes in each of its markets primarily on the basis of performance, reliability, customer service, and price. In the market for AE and AA spectrometers and inductively coupled plasma/mass spectrometry instruments, Thermo Optek competes primarily with Perkin-Elmer and, to a lesser extent, Varian. Thermo Optek competes in the arc/spark market primarily with Spectro. In the FT-IR and FT-Raman markets, Thermo Optek competes primarily with Perkin-Elmer, the Digilab division of Bio-Rad, and Bruker Instruments, Inc. (Bruker). Thermo Optek's primary competitors in the UV/Vis instruments market are Perkin-Elmer, Shimadzu, and Hewlett-Packard.

        Thermo BioAnalysis competes in each of its markets primarily on the basis of technological innovation, cost, performance (including throughput and sensitivity), and flexibility. The Company's principal competitors in the immunoassay consumables or plastics market include Nunc-Nalge Inc., Greiner GmbH, and Corning-Costar Corp. In the detection systems market, the Company competes primarily with Bio-Tek Instruments, Inc. and Molecular Devices Corp. In the automated systems market, the Company's main competitors include BioChem Pharma Inc., Immunosystems, Inc., and Hamilton Bonaduz AG. The Company's dominant competitor in the market for optical biosensors is the Pharmacia Biosensor subsidiary of Pharmacia & Upjohn, Inc. In the matrix-assisted laser desorption/time-of-flight (MALDI-TOF) mass spectrometry market, principal competitors include PerSeptive Biosystems, Inc., Bruker, and Micromass. Thermo BioAnalysis' principal competitors in the CE market include Beckman, Bio-Rad, and Hewlett-Packard. Significant competitors in the LIMS and CDS markets include Perkin-Elmer, Beckman, and the Laboratory MicroSystems Inc. subsidiary of Instron Corp. Significant competitors in the health physics instrumentation market include the Instruments Group of EG&G, Inc., the Nuclear Products Division of Morgan Crucible Co., plc, and the Bicron/NE Technology division of Saint-Gobain-Norton Industrial Ceramics Corporation.

                                        9PAGE

        Metrika Systems competes primarily on the basis of performance and, to a lesser extent, price in the coal, cement, and mineral industries. Scantech Holdings is the Company's primary competitor in these industries. Competition in the thickness gauging business is highly fragmented with numerous competitors competing in various end use market segments. As a result, competition varies according to the end use segment. Metrika Systems competes on the basis of quality, performance, and price. Metrika Systems' competitors in this market include Measurex, Toshiba, Yokogawa, IMS, and Asea Brown Boveri.

        The Company is a leading manufacturer of ambient air monitoring instruments and a major manufacturer of source monitoring and worker-safety monitoring instruments. The Company competes in these markets on the basis of technical performance and reliability, as well as customer service. The Company's principal competitors include Monitor Labs Incorporated, Advanced Pollution Instruments, and Mine Safety Appliances Co.

        The Company has a relatively small presence within the large and varied process control marketplace, which is extremely fragmented and comprises several large companies, including Fisher-Rosemount, Elsig Bailey, and Honeywell Process Control, as well as numerous smaller companies. The Company competes in this market primarily on the basis of technical performance, customer service, and reliability.

        Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        Number of Employees

        As of December 28, 1996, the Company employed approximately 6,870 people.

   (d) Financial Information About Exports by Domestic Operations and About Foreign Operations.

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.



                                       10PAGE

   (e)  Executive Officers of the Registrant.

                                      Present Title (Year First Became
   Name                        Age    Executive Officer)
   -------------------------   ---    --------------------------------
   Arvin H. Smith              67     Chief Executive Officer (1986)
   Earl R. Lewis               53     President and Chief Operating
                                       Officer (1990)
   Denis A. Helm               58     Senior Vice President (1986)
   Dr. Richard W.K. Chapman    52     Vice President (1994)
   Barry S. Howe               41     Vice President (1994)
   John N. Hatsopoulos *       62     Vice President and Chief
                                       Financial Officer (1988)
   Paul F. Kelleher            54     Chief Accounting Officer (1986)

   * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Lewis and Dr. Chapman, have held comparable positions for at least five years either with the Company or with its parent company, Thermo Electron. Mr. Lewis was named President of the Company in March 1997. Mr. Lewis served as Executive Vice President and Chief Operating Officer of the Company from January 1996 through March 1997, as a Senior Vice President from January 1994 through January 1996, and as a Vice President from March 1990 through January 1994. Dr. Chapman has been President and Chief Executive Officer of ThermoQuest since its inception in June 1995, and served as President of Finnigan Corporation (Finnigan), a subsidiary of ThermoQuest, from 1992 to 1995 and as Marketing Manager of Finnigan from 1989 to 1992. Messrs. Lewis, Helm, Chapman, and Howe are full-time employees of the Company. Messrs. Smith, Hatsopoulos, and Kelleher are full-time employees of Thermo Electron and certain of its subsidiaries, but devote such time to the affairs of the Company as the Company's needs reasonably require.


   Item 2.  Properties

        The Company owns approximately 1,973,000 square feet of office, engineering, laboratory, and production space, principally in California, Colorado, Florida, New Mexico, Texas, Wisconsin, Germany, England, and Switzerland, and leases approximately 2,281,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1997 through 2017, principally in California, Massachusetts, Connecticut, Ohio, Texas, England, France, Germany, and Japan. As of December 28, 1996, the Company had a $9.3 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $16.0 million. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended.
                                       11PAGE

   Item 3.  Legal Proceedings

        Not applicable.


   Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                                    PART II


   Item 5. Market for Registrant's Common Equity and Related Stockholder
           Matters

        Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


   Item 6.  Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                       12PAGE

                                   PART III


   Item 10.  Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
   Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


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

            None.

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

   Date: March 19, 1997                    THERMO INSTRUMENT SYSTEMS INC.


                                           By: Arvin H. Smith
                                               ----------------------
                                               Arvin H. Smith
                                               Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 19, 1997.

   Signature                          Title
   ---------                          -----

   By:Arvin H. Smith                  Chief Executive Officer, Chairman of
      -----------------------          the Board, and Director
      Arvin H. Smith

   By:John N. Hatsopoulos             Vice President, Chief Financial
      -----------------------           Officer, and Director
      John N. Hatsopoulos

   By:Paul F. Kelleher                Chief Accounting Officer
      -----------------------
      Paul F. Kelleher

   By:Frank Borman                    Director
      -----------------------
      Frank Borman

   By:George N. Hatsopoulos           Director
      -----------------------
      George N. Hatsopoulos

   By:Polyvios C. Vintiadis           Director
      -----------------------
      Polyvios C. Vintiadis
PAGE

                   Report of Independent Public Accountants
                   ----------------------------------------


   To the Shareholders and Board of Directors of Thermo Instrument Systems Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997 (except with respect to the matter discussed in Note 15 as to which the date is March 12, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                Arthur Andersen LLP



   Boston, Massachusetts
   February 11, 1997
PAGE

SCHEDULE II

                         THERMO INSTRUMENT SYSTEMS INC.

                        Valuation and Qualifying Accounts
                                 (In thousands)

                         Provision
             Balance at    Charged                Accounts               Balance
              Beginning         to     Accounts    Written                at End
Description     of Year    Expense    Recovered        Off    Other(a)   of Year
--------------------------------------------------------------------------------
Year Ended
 December 28,
 1996

Allowance for
 Doubtful
 Accounts       $12,569     $2,274       $   69   $(5,015)    $7,084     $16,981

Year Ended
 December 30,
 1995

Allowance for
 Doubtful
 Accounts       $ 8,779     $2,543       $  191   $(2,942)    $3,998     $12,569

Year Ended
 December 31,
 1994

Allowance for
 Doubtful
 Accounts       $ 8,456     $  733       $  126   $(2,736)    $2,200     $ 8,779

(a) Includes allowance of businesses acquired during the year as described in
    Note 4 to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders, the effect of foreign currency translation, and a disposition in 1994 of $2,696,000.







                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ----------   -----------------------------------------------------------
      2.1        Asset and Stock Purchase Agreement among the
                 Registrant, Thermo Electron,. and Fisons plc dated
                 March 1, 1995, as amended (filed as Exhibit 2.3 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, and as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item
                 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      3.1 Amendment to Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 [File No. 1-9786] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

      4.1 Fiscal Agency Agreement dated as of September 15, 1993, among the Registrant, Thermo Electron, and Chemical Bank as fiscal agent, relating to $70,000,000 principal amount of 3 3/4% senior convertible debentures due 2000 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).

      4.2 Senior convertible note purchase agreement by and between the Registrant and Thermo Electron as of September 15, 1993 (filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated by reference).

                 The Registrant hereby agrees, pursuant to Item 601(b)
                 (4) (iii) (A) of Regulation S-K, to furnish to the Commission upon request, a copy of each instrument with respect to other long-term debt of the Registrant or its subsidiaries.

     10.1 Amended and Restated Corporate Services Agreement, dated as of January 3, 1993, between Thermo Electron and the Registrant (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).
                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ----------   -----------------------------------------------------------
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

     10.5 Plan for sale of shares by the Registrant to Thermo Electron (filed as Exhibit 10(dd) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993 [File No. 1-9786] and incorporated herein by reference).

     10.6 Master Repurchase Agreement dated December 28, 1996, between the Registrant and Thermo Electron.

     10.7 Master Guarantee Reimbursement Agreement dated January 1, 1994, by and among the Registrant and Thermo Electron (filed as Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.8 $30,000,000 Promissory Note dated as of February 13, 1996, issued by Thermo BioAnalysis to Thermo Electron (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-9786] and incorporated herein by reference).

     10.9 $65,000,000 Promissory Note dated as of April 12, 1996, issued by the Registrant to Thermo Electron (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-9786] and incorporated herein by reference).

     10.10       Restated Stock Holdings Assistance Plan and Form of
                 Promissory Note.

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ----------   -----------------------------------------------------------
     10.11-10.15 Reserved.

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

     10.18 Incentive Stock Option Plan of the Registrant (filed as Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990; 3-for-2 stock splits effected in January 1988, July 1993, and April 1995; and 5-for-4 stock split effected in December 1995).

     10.19 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 2,812,500 shares, after adjustment to reflect share increase approved in 1990; 3-for-2 stock splits effected in January 1988, July 1993, and April 1995; and 5-for-4 stock split effected in December 1995).

     10.20 Equity Incentive Plan of the Registrant (filed as Appendix A to the Proxy Statement dated April 27, 1993, of the Registrant [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 4,031,250 shares, after adjustment to reflect share increase approved in December 1993; 3-for-2 stock splits effected in July 1993 and April 1995; and 5-for-4 stock split effected in December
                 1995).

     10.21 Finnigan Corporation 1979 Long-term Incentive Stock Option Plan (filed as Exhibit 10.21 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ----------   -----------------------------------------------------------
     10.22       Former Thermo Environmental Corporation Incentive
                 Stock Option Plan (filed as Exhibit 10(d) to Thermo
                 Environmental's Registration Statement on Form S-1
                 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo
                 Environmental Corporation Nonqualified Stock Option
                 Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987; 3-for-2 stock splits effected in July 1993 and April 1995; and 5-for-4 stock split effected in December 1995).

     10.23 Former Thermo Environmental Corporation Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental Corporation Incentive Stock Option Plan is 1,160,156 shares, after adjustment to reflect share increase approved in 1987; 3-for-2 stock splits effected in July 1993 and April 1995; and 5-for-4 stock split effected in December 1995).

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

     10.27       Thermo Instrument Systems Inc. - Thermo Optek
                 Corporation Nonqualified Stock Option Plan.


                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number       Description of Exhibit
    ----------   -----------------------------------------------------------
                 In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant or to such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on
                 Form 10-K of Thermo Electron for the year ended
                 December 30, 1995 [File No. 1-8002] and as Exhibit
                 10.19 to the Annual Report on Form 10-K of Trex
                 Medical Corporation for the fiscal year ended
                 September 28, 1996 [File No. 1-11827] and are incorporated herein by reference.

     11          Statement re: Computation of Earnings per Share.

     13          Annual Report to Shareholders for the year ended
                 December 28, 1996 (only those portions incorporated herein by reference).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule.