Form 10-K/A
period 1996-12-28
THERMO INSTRUMENT SYSTEMS INC
filed 1997-04-25
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

       (mark one)   X     Annual Report Pursuant to Section 13 or
                  -----
                     15(d) of the Securities Exchange Act of 1934

                          Transition Report Pursuant to Section 13 or
                 -----
                     15(d) of the Securities Exchange Act of 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            -------------------                -------------------------
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

       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $597,117,000.
PAGE

       As of January 24, 1997, the Registrant had 96,931,388 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



            Part III, Item 10.      Directors and Executive Officers of
                                    the Registrant.

            Part III, Item 11.      Executive Compensation.

            Part III, Item 12.      Security Ownership of Certain
                                    Beneficial Owners and Management.

            Part III, Item 13.      Certain Relationships and
                                    Transactions.


            The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                    THERMO INSTRUMENT SYSTEMS INC.


                                    By: /s/ Sandra L. Lambert
                                        -------------------------------
                                         Sandra L. Lambert
                                         Secretary




                                 ATTACHMENT A

       DIRECTORS
PAGE

            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock, and the common stock of its subsidiaries and its parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

       Frank Borman        Col. Borman, 69, has been a director of the
                           Corporation since 1986. Col. Borman has
                           been president and chief executive officer of Patlex Corporation, a patent licensing company, and a trustee of the National
                           Geographic Society, for at least five
                           years. Col. Borman is also a director of American Superconductor Corporation,
                           Database Online Corporation, Outboard
                           Marine Group Inc. and The Home Depot, Inc.

       George N.           Dr. Hatsopoulos, 70, has been a director of
       Hatsopoulos         the Corporation since 1986.  Dr.
                           Hatsopoulos has been the chairman and chief executive officer of Thermo Electron since he founded the company in 1956 and president of Thermo Electron from 1956 until January 1997. He was also chairman of the board of the Corporation from 1986 to March 1997. Dr. Hatsopoulos is also a director of Photoelectron Corporation,
                           Thermedics Inc., Thermo Ecotek Corporation,
                           Thermo Electron, Thermo Fibertek Inc.,
                           Thermo Optek Corporation,  ThermoQuest
                           Corporation and ThermoTrex Corporation. Dr.
                           Hatsopoulos is the brother of Mr. John N.
                           Hatsopoulos, a director and the chief
                           financial officer and a vice president of the Corporation.
PAGE

       John N. Hatsopoulos Mr. Hatsopoulos, 62, has been a director of the Corporation since 1986 and chief
                           financial officer and a vice president of the Corporation since 1988. Mr. Hatsopoulos has been the president of Thermo Electron since January 1997 and the chief financial officer of Thermo Electron since 1988. He was also an executive vice president of Thermo Electron Corporation from 1986 to January 1997. Mr. Hatsopoulos is also a director of LOIS/USA Inc., Thermedics Inc., Thermo Ecotek Corporation, Thermo Fibertek Inc., Thermo Power Corporation, Thermo TerraTech Inc. and ThermoTrex Corporation. Mr. Hatsopoulos is the brother of Dr. George N. Hatsopoulos, a director of the Corporation.

       Arvin H. Smith      Mr. Smith, 67, has been a director and
                           chief executive officer of the Corporation
                           since 1986,  and chairman of the board
                           since March 1997.  He was also president of
                           the Corporation from 1986 to March 1997.
                           Mr. Smith has been an executive vice
                           president of Thermo Electron since 1991 and
                           was a senior vice president of that company
                           from 1986 to 1991.  Mr. Smith is also a
                           director of Thermo BioAnalysis Corporation,
                           Thermo Optek Corporation, Thermo Power
                           Corporation, ThermoQuest Corporation and
                           ThermoSpectra Corporation.
       Polyvios C.         Mr. Vintiadis, 61, has been a director of
       Vintiadis           the Corporation since July 1993.  Mr.
                           Vintiadis has been the chairman and chief executive officer of Towermarc Corporation, a real estate development company, since
                           1984.  Prior to joining Towermarc, Mr.
                           Vintiadis was a principal of Morgens,
                           Waterfall & Vintiadis, Inc., a financial services firm, with whom he remains associated. For more than 20 years prior to that time, Mr. Vintiadis was employed by Arthur D. Little & Company, Inc. Mr.
                           Vintiadis is also a director of Thermo
                           TerraTech Inc.

       Committees of the Board of Directors and Meetings

            The Board of Directors has established an Audit Committee and a Human Resources Committee. The Audit Committee consists solely of outside directors, and its present members are Mr. Vintiadis (Chairman), and Col. Borman. The Audit Committee reviews the scope of the audit with the Corporation's independent

                                        2
PAGE
       public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The Human Resources Committee consists solely of outside directors, and its present members are Col. Borman, Mr. Jungers (Chairman) and Mr. Vintiadis. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met nine times, the Audit Committee met twice and the Human Resources Committee met seven times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he served held during fiscal 1996, except Mr.
       J. Hatsopoulos who attended two-thirds of such meetings. Mr. J. Hatsopoulos is the chief financial officer of Thermo Electron and each of its publicly held subsidiaries, and his responsibilities require him to travel extensively on company business.

       Compensation of Directors

       Cash Compensation

            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $8,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and Mr. Smith are all employees of Thermo Electron companies and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

       Deferred Compensation Plan

            Under the Deferred Compensation Plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange
                                        3
PAGE
       offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 123,502 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, deferred units equal to 44,699.82 shares of Common Stock were accumulated under the Deferred Compensation Plan.

       Directors Stock Option Plan

            The Corporation's directors stock option plan (the "Directors Plan"), provides for the grant of stock options to purchase shares of common stock of the Corporation and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of the Common Stock annually. In addition, the Directors Plan provides for the automatic grant every five years of options to purchase 1,500 shares of the common stock of a majority-owned subsidiary of the Corporation that is "spun out" to outside investors.

            Pursuant to the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

            In addition, under the Directors Plan, outside directors are automatically granted every five years options to purchase 1,500 shares of common stock of each majority-owned subsidiary of the Corporation that is "spun out" to outside investors. The grant occurs on the close of business on the date of the first Annual Meeting of the Stockholders next following the subsidiary's spinout, which is the first to occur of either an initial public offering of the subsidiary's common stock or a sale of such stock to third parties in an arms-length transaction, and also as of the close of business on the date of every fifth Annual Meeting of the Stockholders of the Corporation that occurs thereafter during the duration of the Plan. The options granted vest and become exercisable on the fourth anniversary of the date of grant, unless prior to such date the subsidiary's common stock is
                                        4
PAGE
       registered under Section 12 of the Securities Exchange Act of 1934, as amended (''Section 12 Registration"). In the event that the effective date of Section 12 Registration occurs before the fourth anniversary of the grant date, the option will become immediately exercisable and the shares acquired upon exercise will be subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. In the event of Section 12 Registration, the restrictions and repurchase rights shall lapse or be deemed to lapse at the rate of 25% per year, starting with the first anniversary of the grant date. These options expire after five years. Under this provision of the Directors Plan, each outside director was granted options to purchase 1,500 shares of common stock of each of ThermoQuest Corporation, at an exercise price of $16.70 per share, on May 19, 1996, the date of last year's Annual Meeting of the Stockholders. In addition, each outside director reelected at this year's Annual Meeting of the Stockholders will be granted options to purchase 1,500 shares of common stock of Metrika Systems Corporation and Thermo Optek Corporation.

            The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 31, 1997, options to purchase 69,620 shares had been granted under the Directors Plan, options to purchase 2,811 shares had been exercised, options to purchase 2,811 shares had lapsed, and an aggregate of 74,176 shares of Common Stock was reserved for future grant under the Directors Plan.

       Stock Ownership Policies for Directors

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
       for directors.   The stock holding policy requires each director
       to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

            In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to
                                        5
PAGE
       exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

       STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and each majority-owned subsidiary of the Corporation, as of March 1, 1997, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.





                                                  Thermo
                               Thermo    Thermo     Bio-    Thermo Thermo-  Thermo- Metrika
                             Instrument Electron  Analysis  Optek   Quest   Spectra Systems
              Name (1)         Systems    Corp      Corp     Corp    Corp    Corp    Corp
                               Inc.
                             (2)         (3)        (4)      (5)     (6)     (7)     (8)


        Thermo Electron   87,575,433     N/A        N/A      N/A     N/A      N/A     N/A
        Corporation (9)

        Frank Borman          23,941       0       1,500       0    1,500   1,500       0

        Richard W. K.        139,087    82,126    40,500   15,500 240,650   4,000       0
        Chapman

        George N.            143,314 3,512,279    15,000   110,000  90,000  20,000      0
        Hatsopoulos

        John N. Hatsopoulos   81,204   526,768    25,000   120,000  92,100  20,000      0

        Denis A. Helm        161,729   164,378    15,000    15,200  10,000   4,000  2,000

        Barry S. Howe         99,886    81,048     64,300   15,000  90,000   4,010      0

        Earl R. Lewis        128,233   124,184     56,000  254,000  50,000  55,000      0

        Arvin H. Smith       431,667   513,038     39,000   98,000  90,000  20,000      0

        Polyvios C.            8,896     2,500      1,500        0   1,500   1,500      0
        Vintiadis

        All directors and
        current executive
        officers as a      1,236,649 5,151,319     263,800  633,700 671,750 135,010 2,000
        group (10 persons)










       (1) Except as reflected in the footnotes to this table, shares of the common stock beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

       (2) Shares of the Common Stock beneficially owned by Col. Borman, Dr. Chapman, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Smith, Mr. Vintiadis and all directors and executive officers as a group include 13,590, 121,287, 93,750, 65,625, 112,500, 89,062, 112,500, 234,375, 6,561
       and 864,250 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Smith and all directors and executive officers as a group include 479, 529, 530 and 1,934 full shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron (the "ESOP"). Shares beneficially owned by Col. Borman, Mr. Vintiadis and all directors and executive officers as a group include 10,351, 2,335 and 12,686 full shares, respectively, allocated through March 1, 1997, to their respective accounts maintained under the Corporation's deferred compensation plan for directors. Shares beneficially owned by Dr.
       G. Hatsopoulos include 21,368 shares held by his spouse and 50
                                        6
PAGE
       shares allocated through March 1, 1997, to his spouse's account maintained pursuant to the ESOP. Shares beneficially owned by Mr. Helm include a total of 4,212 shares held in trust for the benefit of minor children. Shares beneficially owned by Mr. Howe include 1,968 shares held in a trust of which Mr. Howe is the
       trustee.   Shares beneficially owned by Mr. Lewis include 2,390
       shares held by his spouse. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.3% of the Common Stock outstanding as of such date.

       (3) Shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Dr. Chapman, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Smith and all directors and executive officers as a group include 80,284, 1,499,500, 429,685, 106,347,
       73,287, 121,536, 222,411 and 2,630,624 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Smith and all directors and executive officers as a group include 2,164, 1,934, 1,717 and 7,139 full shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to the ESOP. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by his spouse, 168,750 shares held by a QTIP trust of which his spouse is a trustee, 39,937 shares held by a family trust of which his spouse is a trustee, and 153 full shares allocated through March 1, 1997, to his spouse's account maintained pursuant to the ESOP. Except for Dr. G. Hatsopoulos, who beneficially owned 2.3% of the Thermo Electron common stock outstanding as of March 1, 1997, no director or executive officer beneficially owned more than 1% of such common stock outstanding as of such date; all directors and executive officers as a group beneficially owned 3.4% of the Thermo Electron common stock outstanding as of March 1, 1997.

       (4) Shares of the common stock of Thermo BioAnalysis Corporation, a majority-owned subsidiary of the Corporation ("Thermo BioAnalysis"), beneficially owned by Col. Borman, Dr. Chapman, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Smith, Mr. Vintiadis and all directors and executive officers as a group include 1,500, 30,000, 15,000, 15,000, 15,000, 50,000, 50,000, 20,000, 1,500 and 201,000 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the common stock of Thermo BioAnalysis outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 2.6% of such common stock outstanding as of such date.

                                        7
PAGE

       (5) Shares of the common stock of Thermo Optek Corporation, a majority-owned subsidiary of the Corporation ("Thermo Optek"), beneficially owned by Dr. Chapman, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Smith and all directors and executive officers as a group include 15,000, 90,000, 90,000, 15,000, 15,000, 225,000, 90,000 and 546,000
       shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares beneficially owned by Mr. Lewis include 2,500 shares owned by his spouse and 2,000 shares owned by his sons. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Optek outstanding as of March 1, 1997; and directors and executive officers as a group beneficially owned 1.3% of such common stock outstanding as of such date.

       (6) Shares of the common stock of ThermoQuest Corporation, a majority-owned subsidiary of the Corporation ("ThermoQuest"), beneficially owned by Col. Borman, Dr. Chapman, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Smith, Mr. Vintiadis and all directors and executive officers as a group include 1,500, 225,000, 90,000, 90,000, 10,000,
       90,000, 50,000, 90,000, 1,500 and 654,000 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the common stock of ThermoQuest outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 1.4% of such common stock outstanding as of such date.

       (7) Shares of the common stock of ThermoSpectra Corporation, a majority-owned subsidiary of the Corporation ("ThermoSpectra"), beneficially owned by Col. Borman, Dr. Chapman, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Smith, Mr. Vintiadis and all directors and executive officers as a group include 1,500, 4,000, 20,000, 20,000, 4,000, 4,000,
       50,000, 20,000, 1,500 and 130,000 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the common stock of ThermoSpectra outstanding as of March 1, 1997; all Directors and executive officers as a group beneficially owned 1.1% of such common stock outstanding as of such date.

       (8) The directors and executive officers of the Corporation did not individually or as a group beneficially own more than 1% of the common stock of Metrika Systems Corporation, a majority-owned subsidiary of the Corporation, as of March 1, 1997.

       (9) Shares of the Common Stock beneficially owned by Thermo Electron include 8,269,344 shares which Thermo Electron has the right to acquire within 60 days of March 1, 1997, through the conversion of certain convertible notes of the Corporation held by Thermo Electron. Thermo Electron beneficially owned
                                        8
PAGE
       approximately 83% of the Common Stock outstanding as of March 1, 1997. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except
       in the following instance.   Thermo Electron filed six Forms 4
       late, by periods ranging from seven days to two and a half months, reporting 48 transactions consisting of 42 open market purchases and six transactions involving the exercise of employee stock options.

       EXECUTIVE COMPENSATION

       NOTE: The shares reported below, in all cases, have been adjusted as applicable to reflect a three-for-two stock split of the common stock of Thermo Electron distributed in June 1996 in the form of a 50% stock dividend.

       Summary Compensation Table

            The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its four other most highly compensated executive officers for the last three fiscal years.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.







                               Summary Compensation Table


                                                      Long Term
                                                     Compensation
                                                      Securities
                                                      Underlying
              Name and      Fiscal      Annual     Options (No. of
                                     Compensation       Shares       All Other
         Principal Position  Year  Salary   Bonus  and Company (1) Compensation
                                                                        (2)

        Arvin H. Smith (3)  1996  $135,000 $130,000  20,000 (TBA)    $6,750

           Chairman and                              90,000 (TOC)

           Chief Executive                           90,000 (TMQ)
        Officer
                            1995  $131,000 $128,100      --          $6,750

                            1994  $102,000 $112,200  20,000 (THS)    $6,750

        Earl R. Lewis (4)   1996  $162,000 $144,000  42,500 (TBA)   $11,550 (5)

           President and                              2,000 (TFG)

           Chief Operating                            2,000 (TLT)

           Officer                                  225,000 (TOC)

                                                      2,000 (TSR)

                                                     50,000 (TMQ)

                                                     40,000 (TXM)

                            1995  $145,000  $90,000     150 (TMO)    $6,750

                                                      7,500 (TBA)

                                                      5,000 (TLZ)

                            1994  $140,000 $100,000  67,500 (TMO)    $6,750

                                                                                                 1
PAGE





                                                     50,000 (THS)


        Denis A. Helm       1996  $150,000  $86,400   3,900 (TMO)    $6,681

           Senior Vice                               15,000 (TBA)

        President                                    15,000 (TOC)

                                                     10,000 (TMQ)

                            1995  $142,000  $81,000   4,350 (TMO)    $6,750

                            1994  $140,000  $90,000  49,950 (TMO)    $6,750

                                                      4,000 (THS)

        Richard W. K.       1996  $170,000 $125,000     150 (TMO)    $7,021 (6)
        Chapman
                                                     30,000 (TBA)
           Vice President
                                                      2,000 (TFG)

                                                      2,000 (TLT)

                                                     15,000 (TOC)

                                                    225,000 (TMQ)

                                                      2,000 (TSR)

                                                      4,000 (TXM)

                            1995  $159,500  $95,000     150 (TMO)    $6,749

                                                      5,000 (TLZ)

                            1994  $155,000 $100,000  28,125 (THI)    $7,750

                                                     45,112 (TMO)

                                                      4,000 (THS)


        Barry S. Howe       1996  $145,000  $70,000   1,500 (TMO)    $8,076 (7)

           Vice President                            50,000 (TBA)

                                                      2,000 (TFG)

                                                      2,000 (TLT)

                                                     15,000 (TOC)

                                                     90,000 (TMQ)

                                                                                                 2
PAGE





                                                      2,000 (TSR)

                                                      4,000 (TXM)

                            1995  $134,000  $65,000   1,650 (TMO)    $7,517

                                                      5,000 (TLZ)

                            1994  $130,000  $45,000  23,625 (TMO)    $3,750

                                                      4,000 (THS)









       (1) In addition to grants of options to purchase Common Stock of the Corporation (designated in the table as THI), executive officers of the Corporation have been granted options to purchase common stock of Thermo Electron and certain of its other
                                        9
PAGE
       subsidiaries as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years to the chief executive officer and the other named executive officers in the following Thermo Electron companies: Thermo Electron Corporation (designated in the table as TMO), Thermo BioAnalysis (designated in the table as TBA) Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), ThermoSpectra (designated in the table as
       THS) and Trex Medical Corporation (designated in the table as
       TXM).

       (2) Represents the amount of matching contributions made on behalf of the executive officers participating in the Thermo Electron 401(k) plan or, in the case of Dr. Chapman, the 401(k) plan maintained by Finnigan Corporation, a subsidiary of the Corporation.

       (3) Mr. Smith has been executive vice president of Thermo Electron, as well as the president and chief executive officer of the Corporation, for the last three fiscal years. A portion of Mr. Smith's annual cash compensation (salary and bonus) has been allocated and paid by Thermo Electron in each of the last three fiscal years as compensation for the services provided to Thermo Electron based on the time he devoted to his responsibilities as an executive vice president of Thermo Electron. The annual cash compensation (salary and bonus) reported in the table for Mr. Smith represents the amount paid from all sources, including the Corporation, for Mr. Smith's services as chief executive officer of the Corporation. For 1996, 1995 and 1994, 50%, 50% and 40%,
       respectively, of Mr. Smith's annual compensation (salary and bonus) was allocated to the Corporation for his service as the Corporation's chief executive officer. In addition, Mr. Smith has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and its majority-owned subsidiaries, from time to time by Thermo Electron or such other subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

       (4)  Mr. Lewis was promoted to president and chief operating
       officer of the Corporation in March 1997.   From January 1996 to
       March 1997, he was executive vice president and chief operating officer of the Corporation. Prior to January 1996, he served as a senior vice president of the Corporation. A portion of Mr. Lewis' annual cash compensation (salary and bonus) has been allocated and paid by Thermo Electron in the last fiscal year as compensation for the services provided to Thermo Electron based on the time he devoted to his responsibilities as a vice
                                       10
PAGE
       president of Thermo Electron. The annual cash compensation (salary and bonus) reported in the table for Mr. Lewis represents the amount paid from all sources, including the Corporation, solely for Mr. Lewis' services as chief operating officer of the Corporation. For 1996, 90% of Mr. Lewis' annual compensation (salary and bonus) was allocated to the Corporation for his service as the Corporation's chief operating officer.

       (5) In addition to the matching contribution referred to in footnote (2), such amount includes $4,800, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Lewis pursuant to the stock holding assistance plan of Thermo Optek. See "Relationship with Affiliates - Stock Holding Assistance Plans."

       (6) In addition to the matching contribution referred to in footnote (2), such amount includes $4,334, which represents the amount of compensation attributable to interest-free loans provided to Dr. Chapman pursuant to the stock holding assistance plans of Thermo BioAnalysis and ThermoQuest. See "Relationship with Affiliates - Stock Holding Assistance Plans."

       (7) In addition to the matching contribution referred to in footnote (2), such amount includes $1,444, which represents the amount of compensation attributable to an interest-free loan provided to Mr. Howe pursuant to the stock holding assistance plan of Thermo BioAnalysis. See "Relationship with Affiliates - Stock Holding Assistance Plans."

       Stock Options Granted During Fiscal 1996

            The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.







                                  Option Grants in Fiscal 1996


                                                                     Potential Realizable
                                           Percent                     Value at Assumed
                                             of
                                            Total                      Annual Rates of
                                           Options                          Stock
                             Number of     Granted Exercise           Price Appreciation
                            Securities       to                              for
                            Underlying    Employees  Price  Expira-    Option Term (2)
                              Options        in       Per     tion

              Name          Granted (1)    Fiscal    Share    Date      5%        10%
                                            Year

        Arvin H. Smith      20,000 (TBA)   2.4%(5)   $10.00 01/31/08   $159,200   $427,600
        (3)
                            90,000 (TOC)   2.9%(5)   $12.00 04/11/08   $859,500 $2,309,400

                            90,000 (TMQ)   3.2%(5)   $13.00 01/10/08   $931,500 $2,502,000


        Earl R. Lewis (4)   42,500 (TBA)   5.2%(5)   $12.00 06/21/08   $405,875 $1,090,550

                             2,000 (TFG)   0.4%(5)   $10.00 09/12/08    $15,920    $42,760

                             2,000 (TLT)   0.6%(5)   $10.00 03/11/08    $15,920    $42,760

                           225,000 (TOC)   7.2%(5)   $12.00 04/11/08 $2,148,750 $5,773,500

                            50,000 (TMQ)   1.8%(5)   $13.00 02/08/08   $517,500 $1,390,000

                             2,000 (TSR)   0.4%(5)   $14.00 03/11/08    $22,280    $59,880

                            40,000 (TXM)   1.9%(5)   $11.00 03/26/08   $350,000   $940,800


        Denis A. Helm        3,900 (TMO)   0.3%(5)   $42.79 05/22/99    $26,286    $55,224

                            15,000 (TBA)   1.8%(5)   $10.00 01/31/08   $119,400   $320,700

                            15,000 (TOC)   0.5%(5)   $12.00 04/11/08   $143,250   $384,900

                            10,000 (TMQ)   0.4%(5)   $13.00 02/08/08   $103,500   $278,000

                                                                                                 1
PAGE





        Richard W. K.          150 (TMO)  0.01%(5)   $42.79 05/22/99     $1,011     $2,124
        Chapman
                            30,000 (TBA)   3.7%(5)   $10.00 01/31/08   $238,800   $641,400

                             2,000 (TFG)   0.4%(5)   $10.00 09/12/08    $15,920    $42,760

                             2,000 (TLT)   0.6%(5)   $10.00 03/11/08    $15,920    $42,760

                            15,000 (TOC)   0.5%(5)   $12.00 04/11/08   $143,250   $384,900

                           225,000 (TMQ)   7.9%(5)   $13.00 01/10/08 $2,328,750 $6,255,000

                             2,000 (TSR)   0.4%(5)   $14.00 03/11/08    $22,280    $59,880

                             4,000 (TXM)   0.2%(5)   $11.00 03/11/08    $35,000    $94,080


        Barry S. Howe        1,500 (TMO)   0.1%(5)   $42.79 05/22/99    $10,110    $21,240

                            50,000 (TBA)   6.1%(5)   $10.00 01/31/08   $398,000 $1,069,000

                             2,000 (TFG)   0.4%(5)   $10.00 09/12/08    $15,920    $42,760

                             2,000 (TLT)   0.6%(5)   $10.00 03/11/08    $15,920    $42,760

                            15,000 (TOC)   0.5%(5)   $12.00 04/11/08   $143,250   $384,900

                            90,000 (TMQ)   3.2%(5)   $13.00 01/10/08   $931,500 $2,502,000

                             2,000 (TSR)   0.4%(5)   $14.00 03/11/08    $22,280    $59,880

                             4,000 (TXM)   0.2%(5)   $11.00 03/11/08    $35,000    $94,080


















       (1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years from the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the
                                       11
PAGE
       termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

       (3) Mr. Smith has served as an executive officer of Thermo Electron since 1986 and has been granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and its majority-owned subsidiaries. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as chief executive officer of the Corporation.

       (4) Mr. Lewis has served as a vice president of Thermo Electron since September 1996 and has been granted options to purchase common stock of Thermo Electron after his appointment. These options are not reported in the table as they were granted as compensation for service to Thermo Electron in a capacity other than his capacity as an executive officer of the Corporation.

       (5) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

       Stock Options Exercised During Fiscal 1996


                                       12
PAGE

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.









                           Aggregated Option Exercises In Fiscal 1996 And
                                 Fiscal 1996 Year-End Option Values


                                                              Number of
                                                             Unexercised
                                                             Options at
                                         Shares                Fiscal           Value of
                                        Acquired              Year-End        Unexercised
                                           on      Value    (Exercisable/     In-the-Money
             Name           Company     Exercise  Realized Unexercisable)       Options
                                                                 (1)
        Arvin H. Smith Thermo                  --       --   234,375/0     $3,795,703 /--
        (2)            Instrument
                       Systems

                       Thermo                  --       --    20,000/0        $62,500 /--
                       BioAnalysis

                       Thermo Optek            --       --    90,000/0             $0 /--

                       ThermoQuest             --       --    90,000/0             $0 /--

                       ThermoSpectra           --       --    20,000/0        $37,500 /--

        Earl R. Lewis  Thermo                  --       --   112,500/0     $1,821,938 /--
        (5)            Instrument
                       Systems

                       Thermo Electron     28,685 $688,261   126,937/0(4)  $2,491,528 /--

                       Thermo                  --       --    50,000/0        $71,251 /--
                       BioAnalysis

                       Thermo Fibergen         --       --     2,000/0         $1,500 /--

                       Thermo Fibertek      1,350  $15,525     1,350/0         $8,100 /--

                                                                                                 1
PAGE





                       ThermoLase              --       --     5,000/0             $0 /--

                       ThermoLyte              --       --         0/2,000         -- /$0(3)

                       Thermo Optek            --       --   225,000/0             $0 /--

                       ThermoQuest             --       --    50,000/0             $0 /--

                       Thermo Sentron          --       --     2,000/0             $0 /--

                       ThermoSpectra           --       --    50,000/0        $93,750 /--

                       Thermo Trex            420  $16,191        --/--            -- /--

                       Trex Medical            --       --    40,000/0        $65,000 /--

        Denis A. Helm  Thermo                  --       --   112,500/0     $1,821,938 /--
                       Instrument
                       Systems

                       Thermo Electron      8,774 $262,275   106,347/0(4)  $2,000,898 /--

                       Thermo                  --       --    15,000/0        $46,875 /--
                       BioAnalysis

                       Thermo Ecotek           --       --     6,000/0        $70,500 /--

                       Thermo Fibertek         --       --     6,750/0        $40,500 /--

                       Thermo Optek            --       --    15,000/0             $0 /--

                       ThermoQuest             --       --    10,000/0             $0 /--

                       ThermoSpectra           --       --     4,000/0         $7,500 /--

                       Thermo Trex             --       --     2,100/0        $50,768 /--

        Richard W. K.  Thermo                  --       --   121,287/0     $2,096,512 /--
        Chapman        Instrument
                       Systems

                       Thermo Electron         --       --    80,284/0(4)  $1,556,517 /--

                       Thermo                  --       --    30,000/0        $93,750 /--
                       BioAnalysis

                       Thermo Fibergen         --       --     2,000/0         $1,500 /--

                       Thermo Fibertek         --       --     6,750/0        $40,500 /--

                       ThermoLase              --       --     5,000/0             $0 /--

                       ThermoLyte              --       --         0/2,000        --/ /$0(3)

                                                                                                 2
PAGE





                       Thermo Optek            --       --    15,000/0             $0 /--

                       ThermoQuest             --       --   225,000/0             $0 /--

                       Thermo Sentron          --       --     2,000/0             $0 /--

                       ThermoSpectra           --       --     4,000/0         $7,500 /--

                       Thermo Trex             --       --       270/0         $6,528 /--

                       Trex Medical            --       --     4,000/0         $6,500 /--

        Barry S. Howe  Thermo                  --       --    89,062/0     $1,561,042 /--
                       Instrument
                       Systems

                       Thermo Electron         --       --    73,287/0(4)  $1,428,259 /--

                       Thermedics              --       --     4,000/0         $9,100 /--

                       Thermo                  --       --    50,000/0       $156,250 /--
                       BioAnalysis

                       Thermo Ecotek        5,250  $48,127     6,000/0        $61,500 /--

                       Thermo Fibergen         --       --     2,000/0         $1,500 /--

                       Thermo Fibertek         --       --    15,750/0        $64,890 /--

                       ThermoLase              --       --     5,000/0             $0 /--

                       ThermoLyte              --       --         0/2,000         -- /$0(3)

                       Thermo Optek            --       --    15,000/0             $0 /--

                       Thermo Power            --       --     4,000/0             $0 /--

                       ThermoQuest             --       --    90,000/0             $0 /--

                       Thermo Sentron          --       --     2,000/0             $0 /--

                       ThermoSpectra           --       --     4,000/0         $7,500 /--

                       Thermo TerraTech        --       --     4,000/0         $3,880 /--

                       Thermo Trex          1,350  $55,755     4,000/0        $51,700 /--

                       Trex Medical            --       --     4,000/0         $6,500 /--





                                                                                                 3








       (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and
       (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. For companies whose shares are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting corporation may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) As an executive officer of Thermo Electron, Mr. Smith also holds unexercised options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and its majority-owned subsidiaries. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

       (3) No public market existed for the shares underlying these options as of December 28, 1996. Accordingly, no value in excess of exercise price has been attributed to these options.

       (4)  Options to purchase 67,500, 45,000, 45,000 and 22,500 shares of the common stock of Thermo Electron granted to Mr. Lewis, Mr.
                                       13
PAGE

       Helm, Dr. Chapman and Mr. Howe, respectively, are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

       (5) Mr. Lewis has served as a vice president of Thermo Electron since September 1996 and has been granted options to purchase common stock of Thermo Electron after his appointment. These options are not reported in the table as they were granted as compensation for service to Thermo Electron in a capacity other than his capacity as an executive officer of the Corporation.

       Severance Agreements

            Thermo Electron has entered into severance agreements with several of its key employees, including key employees of the Corporation and other majority-owned subsidiaries. These agreements provide severance benefits if there is a change of control of Thermo Electron that is not approved by the Board of Directors of Thermo Electron and the employee's employment with Thermo Electron or the majority-owned subsidiary is terminated, for whatever reason, within one year thereafter. For purposes of the agreements, a change of control exists upon (i) the acquisition of 50% or more of the outstanding common stock of Thermo Electron by any person without the prior approval of the board of directors of Thermo Electron, (ii) the failure of the board of directors of Thermo Electron, within two years after any contested election of directors or tender or exchange offer not approved by the board of directors, to be constituted of a majority of directors holding office prior to such event or (iii) any other event that the board of directors of Thermo Electron determines constitutes an effective change of control of Thermo Electron.

            In 1983, Thermo Electron entered into a severance agreement with Mr. Smith, which states the benefits to be received as an initial percentage which was established by the Board of Directors of Thermo Electron and was generally based upon Mr. Smith's age and length of service with Thermo Electron at the time of severance. Benefits under this agreement are to be paid over a five-year period. The benefit to be paid in the first year is determined by applying this percentage to Mr. Smith's highest annual total remuneration in any twelve-month period during the preceding three years. The benefit is reduced 10% in each of the succeeding four years in which benefits are paid. The initial percentage to be applied to Mr. Smith is 59.1%.

            In 1988, Thermo Electron entered into severance agreements with several other key employees, including Mr. Helm. Each of the
                                       14
PAGE
       recipients of these agreements would receive a lump-sum benefit at the time of a qualifying severance equal to the highest total cash compensation paid to the employee by Thermo Electron or the majority-owned subsidiary in any 12-month period during the three years preceding the severance event. A qualifying severance exists if (i) the employment of the executive officer is terminated for any reason within one year after a change in control of Thermo Electron or (ii) a group of directors of Thermo Electron consisting of directors of Thermo Electron on the date of the severance agreement or, if an election contest or tender or exchange offer for Thermo Electron's common stock has occurred, the directors of Thermo Electron immediately prior to such election contest or tender or exchange offer, and any future directors who are nominated or elected by such directors, determines that any other termination of the executive officer's employment should be treated as a qualifying severance. The benefits to be provided are limited so that the payments would not constitute so-called "excess parachute payments" under applicable provisions of the Internal Revenue Code of 1986.

            Assuming that severance benefits would have been payable under these agreements as of December 28, 1996, Mr. Smith and Mr. Helm would have received approximately $313,000 (with respect to the first year in which benefits would be paid) and $235,000, respectively.

       RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.
                                       15
PAGE

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

                                       16
PAGE

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services for calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $12.1 million in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            The Corporation has entered into a Tax Allocation Agreement with Thermo Electron (the "Tax Allocation Agreement"). Under the Tax Allocation Agreement, in years in which the Corporation has taxable income it will pay Thermo Electron amounts comparable to the taxes it would have paid if it had filed its own separate company tax returns. In 1996, the Corporation paid Thermo Electron $18,600,000 under the Tax Allocation Agreement.

            From time to time the Corporation may transact business with
       other companies  in  the  Thermo  Group.     During  1996,  these
       transactions included the following.

            The Corporation  engages  the  Tecomet  division  of  Thermo
       Electron for  metal  fabrication  services.    During  1996,  the
       Corporation paid approximately $1,304,000 for such services.

            A subsidiary of the Corporation has an arrangement with ThermoTrex Corporation ("ThermoTrex"), a publicly traded, majority-owned subsidiary of Thermo Electron, whereby ThermoTrex
                                       17
PAGE
       provides certain research and development services to the Corporation, and the Corporation purchases flat screen x-ray sensitive detectors pursuant to purchase orders. In 1996, the Corporation paid ThermoTrex $97,689 for such products and services. In 1996, the Corporation purchased other products from Thermo Electron and its wholly- and majority-owned subsidiaries in the ordinary course of business for an aggregate of approximately $864,000.

            On December 16, 1996, Metrika Systems Corporation ("Metrika"), a subsidiary of the Corporation, completed a private placement of its common stock primarily to outside investors. Mr. Denis A. Helm, a senior vice president of the Corporation, purchased 2,000 shares of the common stock of Metrika in such private placement at a purchase price of $7.50 per share, the same price paid by unaffiliated investors.

            As of  December 28,  1996, the  Corporation had  outstanding
       $140,000,000 of indebtedness to Thermo Electron, represented by a 3 /% Senior Convertible Note due 2000. As of December 28, 1996, the Corporation's Thermo Optek Corporation ("Thermo Optek") and ThermoQuest Corporation ("ThermoQuest") subsidiaries each had $10,000,000 of outstanding indebtedness to Thermo Electron pursuant to Thermo Optek's 5% Convertible Subordinated Debentures due 2000 and ThermoQuest's 5% Convertible Subordinated Debentures, due 2000.

              In connection with the 1996 acquisition of Kevex Instruments and Kevex X-ray, ThermoSpectra Corporation ("ThermoSpectra"), a subsidiary of the Corporation, borrowed $15,000,000 from Thermo Electron pursuant to a promissory note due August 1998. In connection with the acquisition of Park Scientific Instruments ThermoSpectra in March 1997, ThermoSpectra borrowed $10,000,000 from Thermo Electron pursuant to a promissory note due March 1999. These notes bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The interest rate for the notes outstanding in 1996 was 5.77%.

            In March 1997 the Corporation borrowed $210,000,000 from Thermo Electron to fund its acquisition of the shares of Life Sciences International plc ("Life Sciences") pursuant to the Corporation's offer for all of the outstanding shares of Life Sciences. This obligation is evidenced by a promissory note due
       March 26, 1999 and bearing interest at a rate equal to the Commercial Paper Composite Rate plus 25 basis points.

            Thermo Electron owned approximately 82% of the Corporation's outstanding Common Stock on December 28, 1996. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of the Corporation's Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These purchases may be made
                                       18
PAGE
       either in the open market or directly from the Corporation or through conversion of convertible debentures owned by Thermo Electron. In January 1996, the Corporation adopted a plan for the sale of its shares to Thermo Electron at the request of
       Thermo Electron to allow Thermo Electron to maintain 80% ownership of the Corporation. The sale of shares pursuant to such plan would be made at fair market value and would be subject to approval of a committee of the Board of Directors formed for that purpose.

            As of December 28, 1996, approximately $459.1 million of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       Stock Holding Assistance Plan

            During 1996, the Human Resources Committeeof the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

            In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Committee. No loans were outstanding under this plan in 1996.

            Each of the Corporation's publicly traded, majority-owned subsidiaries have adopted similar stock holding policies and stock holding assistance plans, which are applicable to their executive officers. Certain executive officers of the
       Corporation are also the chief executive officers of these subsidiaries and are required to comply with the subsidiary's stock holding policies. Mr. Earl R. Lewis, the Corporation's
                                       19
PAGE
       president and chief operating officer, is also the chief executive officer of Thermo Optek. Dr. Richard W.K. Chapman, a vice president of the Corporation, is also the chief executive officer of ThermoQuest and the chairman of the board of Thermo BioAnalysis. Mr. Barry S. Howe, a vice president of the Corporation, is also the chief executive officer of Thermo BioAnalysis. In 1996, Mr. Lewis received a loan in the principal amount of $194,029.50 under the Thermo Optek stock holding assistance plan to purchase 15,000 shares of the common stock of Thermo Optek. Dr. Chapman received loans in 1996 in the principal amounts of $210,653.50 and $131,176.30 under the stock holding assistance plans of ThermoQuest and Thermo BioAnalysis, respectively, to purchase 15,000 shares of the common stock of ThermoQuest and 10,000 shares of the common stock of Thermo BioAnalysis. In 1996, Mr. Howe received a loan in the principal amount of $164,375.52 under the stock holding assistance plan of Thermo BioAnalysis to purchase 12,000 shares of Thermo BioAnalysis. Each of these loans are repayable upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the human resources committee of the board of directors of the applicable company.

       AA971150001