Form 10-Q
period 1997-03-29
THERMO INSTRUMENT SYSTEMS INC
filed 1997-05-06
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at April 25, 1997
          ----------------------------     -----------------------------
          Common Stock, $.10 par value               97,214,545
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 29,  December 28,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                     $  432,256    $  522,688
      Available-for-sale investments, at quoted
        market value (amortized cost of $7,470
        and $7,430)                                      7,477         7,452
      Accounts receivable, less allowances
        of $20,711 and $16,981                         363,049       303,331
      Unbilled contract costs and fees                   7,720         6,043
      Inventories:
        Raw materials and supplies                     122,729        95,920
        Work in process                                 59,478        47,518
        Finished goods                                 103,020        70,245
      Prepaid expenses                                  25,436        13,417
      Prepaid income taxes                              71,037        58,296
                                                    ----------    ----------
                                                     1,192,202     1,124,910
                                                    ----------    ----------

    Property, Plant, and Equipment, at Cost            306,107       250,976
      Less: Accumulated depreciation and
            amortization                                76,741        72,313
                                                    ----------    ----------
                                                       229,366       178,663
                                                    ----------    ----------
    Patents and Other Assets                            31,691        32,454
                                                    ----------    ----------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                               930,862       588,373
                                                    ----------    ----------
                                                    $2,384,121    $1,924,400
                                                    ==========    ==========








                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                    March 29,  December 28,
    (In thousands except share amounts)                  1997          1996
    -----------------------------------------------------------------------
    Current Liabilities:
      Notes payable                                $  189,598    $   89,462
      Accounts payable                                102,002        83,161
      Accrued payroll and employee benefits            57,597        51,728
      Accrued income taxes                             51,677        39,686
      Accrued installation and warranty expenses       45,854        44,211
      Accrued acquisition expenses (Note 3)            42,245        30,025
      Deferred revenue                                 45,258        35,959
      Other accrued expenses                          137,021       101,646
      Due to parent company                             9,293        12,329
                                                   ----------    ----------
                                                      680,545       488,207
                                                   ----------    ----------
    Deferred Income Taxes                              20,538        20,710
                                                   ----------    ----------
    Other Deferred Items                               27,944        29,805
                                                   ----------    ----------
    Long-term Obligations:
      Senior convertible obligations (includes
        $140,000 due to parent company)               330,784       334,781
      Subordinated convertible obligations            192,500       192,500
      Other (includes $235,000 and $15,000 due
        to parent company; Note 3)                    255,313        26,933
                                                   ----------    ----------
                                                      778,597       554,214
                                                   ----------    ----------
    Minority Interest                                 102,019        85,197
                                                   ----------    ----------

    Shareholders' Investment:
      Common stock, $.10 par value, 250,000,000
        shares authorized; 97,913,322 and
        97,674,228 shares issued                        9,791         9,767
      Capital in excess of par value                  323,682       319,464
      Retained earnings                               458,228       424,641
      Treasury stock at cost, 706,230 and
        750,055 shares                                 (8,405)       (8,679)
      Cumulative translation adjustment                (8,822)        1,060
      Net unrealized gain on available-for-sale
        investments                                         4            14
                                                   ----------    ----------
                                                      774,478       746,267
                                                   ----------    ----------
                                                   $2,384,121    $1,924,400
                                                   ==========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $329,120       $225,571
                                                     --------       --------

    Costs and Operating Expenses:
      Cost of revenues                                173,448        118,207
      Selling, general, and administrative expenses    89,569         65,709
      Research and development expenses                23,407         16,549
      Write-off of acquired technology                      -          3,500
                                                     --------       --------
                                                      286,424        203,965
                                                     --------       --------

    Operating Income                                   42,696         21,606

    Interest Income                                     7,224          5,111
    Interest Expense (includes $1,559 and $1,537
      to parent company)                               (8,460)        (6,290)
    Gain on Issuance of Stock by Subsidiaries
      (Note 4)                                         12,035         24,257
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                    53,495         44,684
    Provision for Income Taxes                         17,770         10,073
    Minority Interest Expense                           2,138            568
                                                     --------       --------
    Net Income                                       $ 33,587       $ 34,043
                                                     ========       ========
    Earnings per Share:
      Primary                                        $    .35       $    .37
                                                     ========       ========
      Fully diluted                                  $    .32       $    .33
                                                     ========       ========
    Weighted Average Shares:
      Primary                                          97,071         91,875
                                                     ========       ========
      Fully diluted                                   111,442        107,269
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                    -----------------------
                                                    March 29,     March 30,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                    $  33,587     $  34,043
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                11,662         9,036
          Provision for losses on accounts
            receivable                                  1,084           413
          Gain on issuance of stock by
            subsidiaries (Note 4)                     (12,035)      (24,257)
          Write-off of acquired technology                  -         3,500
          Minority interest expense                     2,138           568
          Decrease in deferred income taxes                 -           (40)
          Other noncash expenses                        1,419         1,138
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                     (12,326)        8,814
              Inventories                             (10,436)       (6,998)
              Other current assets                     (7,745)        1,168
              Accounts payable                           (404)       (1,861)
              Other current liabilities                (1,439)        5,012
          Other                                           (28)          198
                                                    ---------     ---------
    Net cash provided by operating activities           5,477        30,734
                                                    ---------     ---------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 3)    (336,935)     (239,406)
      Purchases of property, plant, and equipment      (3,989)       (5,370)
      Other                                               601         1,527
                                                    ---------     ---------
    Net cash used in investing activities            (340,323)     (243,249)
                                                    ---------     ---------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiaries' common stock (Note 4)            25,219        42,010
      Short-term borrowings from parent company             -        89,012
      Proceeds from issuance of short-term
        obligation to parent company                        -        30,000
      Proceeds from issuance of long-term
        obligations to parent company (Note 3)        220,000             -
      Repayment of long-term obligations                 (253)       (1,139)
                                                    ---------     ---------
    Net cash provided by financing activities       $ 244,966     $ 159,883
                                                    ---------     ---------

                                        5PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                                                      Three Months Ended
                                                    -----------------------
                                                    March 29,     March 30,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Exchange Rate Effect on Cash                    $    (552)    $    (128)
                                                    ---------     ---------
    Decrease in Cash and Cash Equivalents             (90,432)      (52,760)
    Cash and Cash Equivalents at Beginning
      of Period                                       522,688       395,233
                                                    ---------     ---------
    Cash and Cash Equivalents at End of Period      $ 432,256     $ 342,473
                                                    =========     =========

    Noncash Activities:
      Fair value of assets of acquired companies    $ 607,466     $ 494,240
      Cash paid for acquired companies               (383,247)     (251,964)
      Cash to be paid for remaining outstanding
        shares of tender offer                        (21,102)            -
      Issuance of subsidiary stock options
        for acquisition                                (2,080)            -
                                                    ---------     ---------
          Liabilities assumed of acquired companies $ 201,037     $ 242,276
                                                    =========     =========
      Conversions of convertible obligations        $   3,997     $  14,356
                                                    =========     =========


    The accompanying notes are an integral part of these consolidated financial statements.





                                        6PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, as amended, filed with the Securities and Exchange Commission.

    2.  Presentation

        Certain amounts in 1996 have been reclassified to the presentation in the 1997 financial statements.

    3.  Acquisitions

        In March 1997, the Company acquired 166,557,897 shares (or approximately 95%) of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company, for 135 pence per share (approximately $2.15 per share, or an aggregate of approximately $362.7 million, including related expenses) in completion of the Company's offer to acquire all of the outstanding shares of Life Sciences. The Company expects to acquire the Life Sciences shares that remain outstanding for 135 pence per share pursuant to the compulsory acquisition rules applicable to United Kingdom companies. The accompanying balance sheet as of March 29, 1997, includes $21.1 million accrued for the purchase of the remaining Life Sciences shares outstanding, plus shares issuable upon exercise of outstanding stock options. Subsequent to the end of the quarter, the Company repaid approximately $75 million of Life Sciences' debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

        To partially finance the acquisition of Life Sciences, the Company borrowed $210.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due March 1999, and bearing interest at the Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        During the first quarter of 1997, the Company made several other acquisitions for approximately $20.5 million in cash, the issuance of subsidiary stock options valued at an aggregate $2.1 million, and a subsidiary's issuance of a $10.0 million promissory note to Thermo Electron, which is due March 1999, and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The acquisitions completed in the first quarter of 1997 have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $349.5 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company and Life Sciences on a pro forma basis, assuming the companies had been combined since the beginning of 1996. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.

                                                      Three Months Ended
                                                  --------------------------
                                                  March 29,        March 30,
    (In thousands except per share amounts)            1997             1996
    ------------------------------------------------------------------------
    Revenues                                       $381,892         $307,232
    Net income                                       20,485           30,813
    Earnings per share:
      Primary                                           .21              .34
      Fully diluted                                     .20              .30

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Life Sciences been made at the beginning of 1996.

        During 1996, the Company had undertaken a restructuring of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), acquired in March 1996. During the first quarter of 1997, the Company expended $5.1 million for restructuring costs, primarily for severance and abandoned facility payments. In connection with finalizing its restructuring plans for the businesses acquired from Fisons, the Company recorded an additional $8.1 million of acquisition reserves in the first quarter of 1997, primarily for the abandonment of excess facilities, as well as severance. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve for restructuring these businesses was $20.6 million at March 29, 1997, which primarily represents ongoing severance and abandoned facility payments. As of March 29, 1997, the Company has accrued $42.2 million in connection with

                                        8PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    restructuring activities of all of its acquisitions, including the businesses acquired from Fisons.

    4.  Issuance of Stock by Subsidiary

         In March 1997, the Company's ThermoQuest Corporation (ThermoQuest) subsidiary sold 1,768,500 shares of its common stock at $15.00 per share for net proceeds of approximately $25 million, resulting in a gain of approximately $12 million. Following the sale, the Company owned 90% of ThermoQuest's outstanding common stock.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues increased $103.5 million, or 46%, to $329.1 million in the first quarter of 1997 from $225.6 million in the first quarter of 1996 due to acquisitions, which included Life Sciences International PLC (Life Sciences) in March 1997 (Note 3) and a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons) in March 1996. Acquisitions added revenues of $110.9 million in the first quarter of 1997. The increase in revenues from acquisitions was offset in part by a decrease of $8.0 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. An increase in revenues from ThermoQuest Corporation's (ThermoQuest) existing mass spectrometry business as a result of the continued success of a new product introduced in the first quarter of 1996 was offset by a decrease in revenues at certain of the Company's other existing businesses, principally Thermo Optek Corporation (Thermo Optek). Revenues from Thermo Optek's existing businesses decreased due to the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable acquired product lines.

                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        International sales account for a significant portion of the Company's total revenues. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations. Where appropriate, the Company uses forward exchange contracts to reduce its exposure to currency fluctuations.

        The gross profit margin remained relatively unchanged at 47.3% in the first quarter of 1997, compared with 47.6% in the first quarter of 1996. An increase in ThermoQuest's gross profit margin, primarily due to the increase in sales of higher-margin mass spectrometry products, was more than offset by the inclusion of lower-margin revenues from acquired businesses, including Life Sciences, which recorded an adjustment to expense of $2.7 million relating to the revaluation of the finished goods inventories acquired by the Company.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first quarter of 1997 from 29% in the first quarter of 1996, primarily due to efforts at Thermo Optek to reduce selling and administrative costs at certain acquired businesses and the integration of products from businesses acquired from Fisons into Thermo Optek's existing distribution channels. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.1% in 1997, compared with 7.3% in 1996.

        In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of a significant portion of the businesses comprising the Scientific Instruments Division of Fisons.

        Interest income increased to $7.2 million in the first quarter of 1997 from $5.1 million in the first quarter of 1996, due to interest income earned on invested proceeds from the issuance of $172.5 million principal amount of 4 1/2% senior convertible debentures by the Company in October 1996 and, to a lesser extent, from the sale of common stock by ThermoQuest, Thermo BioAnalysis Corporation (Thermo BioAnalysis), and Metrika Systems Corporation (Metrika Systems) in 1996. The increase in interest income was offset in part by a reduction in cash as a result of acquisitions. Interest expense increased to $8.5 million in 1997 from $6.3 million in 1996, primarily due to the issuance of the 4 1/2% senior convertible debentures by the Company and, to a lesser extent, the inclusion of interest expense on debt assumed as part of the Fisons and Life Sciences acquisitions. Subsequent to the end of the quarter, the Company repaid approximately $75 million of Life Sciences' debt. The Company expects to repay the remaining $30 million of Life Sciences' debt in June 1997. The increases in interest expense were offset in part by the conversion of a portion of the Company's convertible obligations into common stock of the Company. Interest expense will increase as a result of an aggregate $220.0 million in promissory notes issued to Thermo Electron Corporation (Thermo Electron) in connection with acquisitions (Note 3).
                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $12 million in the first quarter of 1997 and $24 million in the first quarter of 1996 (Note 4). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rate increased to 33% in the first quarter of 1997 from 23% in the first quarter of 1996, primarily due to a lower nontaxable gain on issuance of stock by subsidiaries in 1997. Excluding the impact of the gain on issuance of stock by subsidiaries in 1997 and 1996, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, the impact of state income taxes, and in 1996, the write-off of acquired technology in connection with the acquisition of the businesses from Fisons.

        Minority interest expense increased to $2.1 million in the first quarter of 1997 from $0.6 million in the first quarter of 1996, primarily due to the minority interest associated with the Company's newly public ThermoQuest, Thermo Optek, and Thermo BioAnalysis subsidiaries.

    Liquidity and Capital Resources

        Consolidated working capital was $511.7 million at March 29, 1997, compared with $636.7 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $439.7 million at March 29, 1997, and $530.1 million at December 28, 1996. Of the $439.7 million balance at March 29, 1997, $207.3 million was held by ThermoQuest, $61.5 million by Thermo Optek, $12.2 million by ThermoSpectra, $59.2 million by Thermo BioAnalysis, $17.4 million by Metrika Systems, and $82.1 million by the Company and its wholly owned subsidiaries. The Company's operating activities provided cash of $5.5 million in the first quarter of 1997. Accounts receivable increased $12.3 million primarily due to increased shipments by one of ThermoQuest's foreign subsidiaries in the first quarter of 1997, compared with the fourth quarter of 1996, and an increase in accounts receivable at Life Sciences from the date of its acquisition by the Company. Inventories increased $10.4 million primarily due to replenishing year-end levels, which had decreased by $17.2 million during the fourth quarter of 1996.

        At March 29, 1997, $104.6 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions,

                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

        The Company's investing activities used $340.3 million of cash in the first quarter of 1997. The Company expended $336.9 million for acquisitions (Note 3) and $4.0 million for the purchase of property, plant, and equipment. Subsequent to the end of the quarter, the Company repaid approximately $75 million of Life Sciences' debt. The Company expects to repay the remaining $30 million of Life Sciences' debt in June 1997. Such debt is included in current notes payable in the accompanying 1997 balance sheet.

        The Company's financing activities provided $245.0 million of cash in the first quarter of 1997. In March 1997, to partially finance acquisitions, the Company borrowed an aggregate $220.0 million from Thermo Electron pursuant to promissory notes due March 1999 (Note 3). In March 1997, ThermoQuest sold shares of its common stock for net proceeds of approximately $25 million (Note 4).

        In April 1997, Metrika Systems filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission covering shares of common stock to be offered in its initial public offering.

        During the remainder of 1997, the Company plans to make expenditures of approximately $21 million for property, plant, and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron, although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.




                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On January 22, 1997, the Company filed a Current Report on Form 8-K pertaining to its tender offer for all of the outstanding shares of Life Sciences International PLC.

        On April 4, 1997, the Company filed a Current Report on Form 8-K pertaining to its acquisition of Life Sciences International PLC.



















                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1997.


                                         THERMO INSTRUMENT SYSTEMS INC.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Vice President and Chief
                                           Financial Officer













                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

     10.1 $210,000,000 Promissory Note dated as of March 27, 1997, issued by the Company to Thermo Electron Corporation.

     11           Statement re: Computation of Earnings per Share.

     27           Financial Data Schedule.