Form 10-Q
period 1997-06-28
THERMO INSTRUMENT SYSTEMS INC
filed 1997-08-06
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                    -----------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                          Commission File Number 1-9786


                         THERMO INSTRUMENT SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       04-2925809
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    1851 Central Drive
    Suite 314
    Bedford, Texas                                                      76021
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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at July 25, 1997
          ----------------------------     ----------------------------
          Common Stock, $.10 par value               97,245,951
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,  December 28,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $  459,328    $  522,688
      Available-for-sale investments, at quoted
        market value (amortized cost of $1,709
        and $7,430)                                     1,713         7,452
      Accounts receivable, less allowances
        of $23,470 and $16,981                        353,206       303,331
      Unbilled contract costs and fees                 10,791         6,043
      Inventories:
        Raw materials and supplies                    128,282        95,920
        Work in process                                59,158        47,518
        Finished goods                                 98,892        70,245
      Prepaid expenses                                 25,240        13,417
      Prepaid income taxes                             64,023        58,296
                                                   ----------    ----------
                                                    1,200,633     1,124,910
                                                   ----------    ----------

    Property, Plant, and Equipment, at Cost           316,012       250,976
      Less: Accumulated depreciation and
            amortization                               84,632        72,313
                                                   ----------    ----------
                                                      231,380       178,663
                                                   ----------    ----------
    Patents and Other Assets                           32,584        32,454
                                                   ----------    ----------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                              922,190       588,373
                                                   ----------    ----------
                                                   $2,386,787    $1,924,400
                                                   ==========    ==========



                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     June 28,  December 28,
    (In thousands except share amounts)                  1997          1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable (includes $115,000 due to
        parent company in 1997; Note 3)            $  184,377    $   89,462
      Accounts payable                                 92,295        83,161
      Accrued payroll and employee benefits            52,096        51,728
      Accrued income taxes                             53,339        39,686
      Accrued installation and warranty expenses       47,636        44,211
      Accrued acquisition expenses (Note 3)            28,348        30,025
      Deferred revenue                                 42,292        35,959
      Other accrued expenses                          114,977       101,646
      Due to parent company                            20,550        12,329
                                                   ----------    ----------
                                                      635,910       488,207
                                                   ----------    ----------
    Deferred Income Taxes                              19,986        20,710
                                                   ----------    ----------
    Other Deferred Items                               28,328        29,805
                                                   ----------    ----------
    Long-term Obligations:
      Senior convertible obligations (includes
        $140,000 due to parent company)               330,784       334,781
      Subordinated convertible obligations            192,500       192,500
      Other (includes $235,000 and $15,000 due
        to parent company; Note 3)                    252,844        26,933
                                                   ----------    ----------
                                                      776,128       554,214
                                                   ----------    ----------
    Minority Interest                                 126,480        85,197
                                                   ----------    ----------
    Shareholders' Investment:
      Common stock, $.10 par value, 250,000,000
        shares authorized; 97,913,322 and
        97,674,228 shares issued                        9,791         9,767
      Capital in excess of par value                  321,093       319,464
      Retained earnings                               495,447       424,641
      Treasury stock at cost, 673,391 and
        750,055 shares                                 (8,044)       (8,679)
      Cumulative translation adjustment               (18,335)        1,060
      Net unrealized gain on available-for-sale
        investments                                         3            14
                                                   ----------    ----------
                                                      799,955       746,267
                                                   ----------    ----------
                                                   $2,386,787    $1,924,400
                                                   ==========    ==========
    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $405,235       $321,552
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                210,494        177,028
      Selling, general, and administrative expenses   111,328         95,056
      Research and development expenses                27,790         23,223
      Nonrecurring costs (Note 5)                         800              -
                                                     --------       --------
                                                      350,412        295,307
                                                     --------       --------

    Operating Income                                   54,823         26,245

    Interest Income                                     4,453          4,239
    Interest Expense (includes $5,059 and $2,523
      to parent company)                              (11,935)        (7,227)
    Gain on Issuance of Stock by Subsidiaries
      (Note 4)                                         13,177         25,526
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                    60,518         48,783
    Provision for Income Taxes                         20,991         12,383
    Minority Interest Expense                           2,308          1,104
                                                     --------       --------
    Net Income                                       $ 37,219       $ 35,296
                                                     ========       ========
    Earnings per Share:
      Primary                                        $    .38       $    .37
                                                     ========       ========
      Fully diluted                                  $    .35       $    .34
                                                     ========       ========
    Weighted Average Shares:
      Primary                                          97,222         95,074
                                                     ========       ========
      Fully diluted                                   111,431        107,402
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                     -----------------------
                                                     June 28,       June 29,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $734,355       $547,123
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                383,942        295,235
      Selling, general, and administrative expenses   200,897        160,765
      Research and development expenses                51,197         39,772
      Nonrecurring costs (Note 5)                         800          3,500
                                                     --------       --------
                                                      636,836        499,272
                                                     --------       --------

    Operating Income                                   97,519         47,851

    Interest Income                                    11,677          9,350
    Interest Expense (includes $6,618 and $4,060
      to parent company)                              (20,395)       (13,517)
    Gain on Issuance of Stock by Subsidiaries
      (Note 4)                                         25,212         49,783
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                   114,013         93,467
    Provision for Income Taxes                         38,761         22,456
    Minority Interest Expense                           4,446          1,672
                                                     --------       --------
    Net Income                                       $ 70,806       $ 69,339
                                                     ========       ========
    Earnings per Share:
      Primary                                        $    .73       $    .74
                                                     ========       ========
      Fully diluted                                  $    .67       $    .67
                                                     ========       ========
    Weighted Average Shares:
      Primary                                          97,146         93,474
                                                     ========       ========
      Fully diluted                                   111,436        107,385
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.




                                        5PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                         Six Months Ended
                                                     -----------------------
                                                     June 28,      June 29,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                    $  70,806     $  69,339
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Provision for losses on accounts
            receivable                                  2,890         1,283
          Depreciation and amortization                26,092        22,256
          Nonrecurring costs (Note 5)                     800         3,500
          Gain on issuance of stock by
            subsidiaries (Note 4)                     (25,212)      (49,783)
          Minority interest expense                     4,446         1,672
          Decrease in deferred income taxes              (597)         (109)
          Other noncash expenses                        2,874         2,350
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                      (9,608)       19,264
              Inventories                             (15,370)       (7,653)
              Other current assets                     (5,983)          271
              Accounts payable                         11,425        (9,177)
              Other current liabilities               (25,399)       (8,249)
          Other                                           (18)          170
                                                    ---------     ---------
    Net cash provided by operating activities          37,146        45,134
                                                    ---------     ---------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 3)    (476,420)     (249,460)
      Purchases of available-for-sale investments           -        (4,650)
      Proceeds from sale and maturities of
        available-for-sale investments                  5,600             -
      Purchases of property, plant, and equipment     (10,026)       (9,730)
      Proceeds from sale of property, plant, and
        equipment                                       4,974         1,059
      Other                                               579           321
                                                    ---------     ---------
    Net cash used in investing activities            (475,293)     (262,460)
                                                    ---------     ---------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiaries' common stock (Note 4)            58,320        85,719
      Proceeds from issuance of short-term
        obligations to parent company (Note 3)        115,000        95,000
      Proceeds from issuance of long-term
        obligations to parent company (Note 3)        220,000             -
      Increase (decrease) in short-term obligations    (7,550)        1,917
      Repayment of long-term obligations               (3,930)         (409)
                                                    ---------     ---------
    Net cash provided by financing activities       $ 381,840     $ 182,227
                                                    ---------     ---------
                                        6PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                                                         Six Months Ended
                                                     ----------------------
                                                     June 28,      June 29,
    (In thousands)                                       1997          1996
    -----------------------------------------------------------------------
    Exchange Rate Effect on Cash                    $  (7,053)    $     804
                                                    ---------     ---------
    Decrease in Cash and Cash Equivalents             (63,360)      (34,295)
    Cash and Cash Equivalents at Beginning
      of Period                                       522,688       395,233
                                                    ---------     ---------
    Cash and Cash Equivalents at End of Period      $ 459,328     $ 360,938
                                                    =========     =========
    Noncash Activities:
      Fair value of assets of acquired companies    $ 599,409     $ 465,479
      Cash paid for acquired companies               (518,662)     (252,088)
      Issuance of subsidiary stock options
        for acquired company                           (2,080)            -
                                                    ---------     ---------
          Liabilities assumed of acquired companies $  78,667     $ 213,391
                                                    =========     =========
      Conversions of convertible obligations        $   3,997     $  59,966
                                                    =========     =========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements

   1.  General

       The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended
   December 28, 1996, filed with the Securities and Exchange Commission.

   2.  Presentation

       Certain amounts in 1996 have been reclassified to the presentation in the 1997 financial statements.

   3.  Acquisitions

       In March 1997, the Company acquired 95% of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, the Company acquired the remaining shares of Life Sciences' capital stock. The aggregate purchase price for Life Sciences was $447.9 million, net of $41.8 million of cash acquired. The purchase price includes the repayment of $105.0 million of Life Sciences' bank debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

       In March 1997, to partially finance the acquisition of Life Sciences, the Company borrowed $210.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due March 1999. In June 1997, to finance the repayment of Life Sciences' debt, the Company borrowed $115.0 million from Thermo Electron pursuant to a promissory note due December 1997. In August 1997, in connection with the Company's Thermo Optek Corporation (Thermo Optek) subsidiary's agreement in July 1997 to acquire Spectronic Instruments, Inc. (Spectronic) and VG Systems Limited (VG Systems) from the Company, Thermo Optek borrwoed $40.0 million from Thermo Electron pursuant to a promissory note due July 1998. Spectronic is a former subsidiary of Life Sciences and VG Systems is a business formerly part of the Scientific Instruments Division of Fisons plc (Fisons), a substantial portion of which was acquired by the Company in March 1996. The promissory notes bear interest at the 90-day

                                        8PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. In connection with the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary's agreement in July 1997 to acquire the NESLAB Instruments, Inc. (NESLAB) businesses of Life Sciences from the Company, Thermo Electron intends to lend ThermoSpectra $45.0 million pursuant to a promissory note payable in July 1999. The promissory note is expected to bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       During the first six months of 1997, the Company made several other acquisitions for approximately $29.0 million in cash, including the repayment of $1.3 million of bank debt, the issuance of subsidiary stock options valued at an aggregate $2.1 million, and a subsidiary's issuance of a $10.0 million promissory note to Thermo Electron that is due March 1999 and bears interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       The acquisitions completed in the first six months of 1997 have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $350.7 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

       Based on unaudited data, the following table presents selected financial information for the Company and Life Sciences on a pro forma basis, assuming the companies had been combined since the beginning of 1996. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.

                                         Three                 Six
                                      Months Ended         Months Ended
                                      ------------    ---------------------
   (In thousands except                 June 29,      June 28,     June 29,
   per share amounts)                       1996          1997         1996
   ------------------------------------------------------------------------
   Revenues                             $415,201      $787,127     $722,433
   Net income                             38,238        55,581       68,548
   Earnings per share:
     Primary                                 .40           .57          .73
     Fully diluted                           .37           .54          .66

       The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Life Sciences been made at the beginning of 1996.

       During 1996, the Company had undertaken a restructuring of a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, acquired in March 1996. During the first six months of 1997, the Company expended $10.5 million for restructuring
                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   costs, primarily for severance and abandoned-facility payments. In connection with finalizing its restructuring plans for the businesses acquired from Fisons, the Company recorded an additional $8.1 million of acquisition reserves in the first quarter of 1997, primarily for the abandonment of excess facilities, as well as for severance pay. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve for restructuring these businesses was $15.4 million at June 28, 1997, which primarily represents ongoing severance and abandoned-facility payments. As of June 28, 1997, the Company has accrued $28.3 million in connection with restructuring activities of all of its acquisitions, including the businesses acquired from Fisons.

   4.  Issuance of Stock by Subsidiaries

       In March 1997, the Company's ThermoQuest Corporation (ThermoQuest) subsidiary sold 1,768,500 shares of its common stock at $15.00 per share for net proceeds of approximately $25 million, resulting in a gain of approximately $12 million. Following the sale, the Company owned 90% of ThermoQuest's outstanding common stock.

       In June 1997, the Company's Metrika Systems Corporation (Metrika Systems) subsidiary sold 2,300,000 shares of its common stock in an initial public offering at $15.50 per share for net proceeds of approximately $33 million, resulting in a gain of $13 million. Following the initial public offering, the Company owned 60% of Metrika Systems' outstanding common stock.

   5.  Nonrecurring Costs

       In the second quarter of 1997, ThermoSpectra incurred an $0.8 million charge related to severance costs for employees terminated during the quarter at one of its business units.


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

                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   Results of Operations

   Second Quarter 1997 Compared With Second Quarter 1996

       Revenues increased $83.7 million, or 26%, to $405.2 million in the second quarter of 1997 from $321.6 million in the second quarter of 1996 due to acquisitions, which included Life Sciences in March 1997 (Note 3) and a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons in late March 1996. Acquisitions added revenues of $88.7 million in the second quarter of 1997. In addition, revenues from ThermoQuest's existing mass spectrometry business increased, due in part to the continued success of a new product introduced in the first quarter of 1996. The increase in revenues was offset in part by a decrease of $7.7 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

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

       The gross profit margin increased to 48.1% in the second quarter of 1997 from 44.9% in the second quarter of 1996, primarily due to margin improvements at certain of the businesses acquired from Fisons in 1996 and, to a lesser extent, the increase in sales of higher-margin mass spectrometry products.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the second quarter of 1997 from 30% in the second quarter of 1996, primarily due to efforts to reduce selling and administrative costs at certain acquired businesses and the integration of products from businesses acquired from Fisons into the Company's existing distribution channels. Research and development expenses as a percentage of revenues remained relatively unchanged at 6.9% in 1997, compared with 7.2% in 1996.

       In the second quarter of 1997, ThermoSpectra incurred an $0.8 million charge related to severance costs for employees terminated during the quarter at one of its business units, which is classified as "Nonrecurring costs" in the accompanying 1997 statement of income.

       Interest income increased to $4.5 million in the second quarter of 1997 from $4.2 million in the second quarter of 1996, due to interest income earned on invested proceeds from the issuance of $172.5 million principal amount of 4 1/2% senior convertible debentures by the Company in October 1996 and, to a lesser extent, from the sale of common stock by ThermoQuest in March 1997 and Thermo BioAnalysis Corporation (Thermo BioAnalysis) and Metrika Systems in 1996. The increase in interest income was offset in part by a reduction in cash as a result of acquisitions. Interest expense increased to $11.9 million in 1997 from $7.2 million in

                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   1996, primarily due to the issuance of an aggregate $220.0 million in promissory notes to Thermo Electron in connection with acquisitions
   (Note 3), 4 1/2% senior convertible debentures by the Company and, to a lesser extent, the inclusion of interest expense on debt assumed as part of the Life Sciences acquisition. The Company repaid approximately $105.0 million of Life Sciences' debt in the second quarter of 1997. The increases in interest expense were offset in part by the conversion of a portion of the Company's convertible obligations into common stock of the Company. Interest expense will increase as a result of a $40.0 million promissory note issued to Thermo Electron by Thermo Optek in August 1997, as well as a $45.0 million promissory note to be issued to Thermo Electron by ThermoSpectra, in connection with their agreements to acquire certain businesses from the Company (Note 3).

       The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $13 million in the second quarter of 1997 (Note 4) and $26 million in the second quarter of 1996. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

       The effective tax rate increased to 35% in the second quarter of 1997 from 25% in the second quarter of 1996, primarily due to a lower nontaxable gain on issuance of stock by subsidiaries in 1997. Excluding the impact of the gain on issuance of stock by subsidiaries in 1997 and 1996, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

       Minority interest expense increased to $2.3 million in the second quarter of 1997 from $1.1 million in the second quarter of 1996, primarily due to higher earnings at ThermoQuest and Thermo BioAnalysis and, to a lesser extent, the minority interest associated with the Company's newly public Thermo Optek and Metrika Systems subsidiaries. These increases were offset in part by lower earnings at ThermoSpectra.

   First Six Months 1997 Compared With First Six Months 1996

       Revenues increased $187.2 million, or 34%, to $734.4 million in the first six months of 1997 from $547.1 million in the first six months of 1996 due to acquisitions, which included Life Sciences in March 1997 (Note 3) and a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons in late March 1996. Acquisitions added revenues of $198.3 million in the first six months

                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   of 1997. The increase in revenues from acquisitions was offset in part by a decrease of $15.4 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. An increase in revenues from ThermoQuest's existing mass spectrometry business, partly as a result of the continued success of a new product introduced in the first quarter of 1996, was offset in part by a decrease in revenues at certain of the Company's other existing businesses, principally at Thermo Optek. Revenues from Thermo Optek's existing businesses decreased due to the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable acquired product lines.

       The gross profit margin increased to 47.7% in the first six months of 1997 from 46.0% in the first six months of 1996. The increase was primarily due to an increase in ThermoQuest's gross profit margin as a result of the increase in sales of higher-margin mass spectrometry products, offset in part by the inclusion of lower-margin revenues from acquired businesses, including Life Sciences, which recorded an adjustment to expense of $3.2 million relating to the revaluation of the finished goods inventories acquired by the Company. The 1996 period included an adjustment to expense of $2.0 million for inventories revalued with the acquisition of the Fisons businesses.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first six months of 1997 from 29% in the first six months of 1996, primarily due to the reasons discussed in the results of operations for the second quarter. Research and development expenses as a percentage of revenues remained relatively unchanged at 7.0% in 1997, compared with 7.3% in 1996.

       In the first quarter of 1996, the Company wrote off $3.5 million of acquired technology in connection with the acquisition of a significant portion of the businesses comprising the Scientific Instruments Division of Fisons, which is classified as "Nonrecurring costs" in the accompanying 1996 statement of income.

       Interest income increased to $11.7 million in the first six months of 1997 from $9.4 million in the first six months of 1996, due to interest income earned on invested proceeds from the issuance of $172.5 million principal amount of 4 1/2% senior convertible debentures by the Company in October 1996 and, to a lesser extent, from the sale of common stock by ThermoQuest in March 1997 and in 1996 and by Thermo BioAnalysis and Metrika Systems in 1996. The increase in interest income was offset in part by a reduction in cash as a result of acquisitions. Interest expense increased to $20.4 million in 1997 from $13.5 million in 1996, primarily due to the issuance of an aggregate $220.0 million in promissory notes to Thermo Electron in connection with acquisitions (Note 3), 4 1/2% senior convertible debentures by the Company and, to a lesser extent, the inclusion of interest expense on debt assumed as part of the Fisons and Life Sciences acquisitions, which has subsequently been repaid. The increases in interest expense were offset in part by the conversion of a

                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   portion of the Company's convertible obligations into common stock of the Company.

       As a result of the sale of stock by subsidiaries, the Company recorded gains of approximately $25 million in the first six months of 1997 and $50 million in the first six months of 1996 (Note 4).

       The effective tax rate increased to 34% in the first six months of 1997 from 24% in the first six months of 1996, primarily due to a lower nontaxable gain on issuance of stock by subsidiaries in 1997. Excluding the impact of the gain on issuance of stock by subsidiaries in 1997 and 1996, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, the impact of state income taxes, and in 1996, the write-off of acquired technology in connection with the acquisition of the businesses from Fisons.

       Minority interest expense increased to $4.4 million in the first six months of 1997 from $1.7 million in the first six months of 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

   Liquidity and Capital Resources

       Consolidated working capital was $564.7 million at June 28, 1997, compared with $636.7 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $461.0 million at June 28, 1997, and $530.1 million at December 28, 1996. Of the $461.0 million balance at June 28, 1997, $395.3 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. The Company's operating activities provided cash of $37.1 million in the first six months of 1997. Accounts receivable increased $9.6 million primarily due to increased shipments at the end of the quarter by ThermoQuest, offset in part by improvement in accounts receivable at ThermoSpectra due in part to higher revenue levels in the fourth quarter of 1996 compared with the second quarter of 1997. An increase in inventories of $15.4 million, primarily due to replenishing year-end levels, which had decreased by $17.2 million during the fourth quarter of 1996, contributed to an increase in accounts payable of $11.4 million. Other current liabilities decreased $25.4 million, primarily due to restructuring expenditures at businesses acquired by the Company in 1996.

       At June 28, 1997, $92.5 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

       The Company's investing activities used $475.3 million of cash in the first six months of 1997. The Company expended $476.4 million, net of cash acquired, for acquisitions, including the repayment of $106.3 million of bank debt, (Note 3) and $10.0 million for the purchase of property, plant, and equipment. The Company recorded proceeds of $5.0 million from the sale of property, plant, and equipment in the first six months of 1997.

       The Company's financing activities provided $381.8 million of cash in the first six months of 1997. In March 1997, to partially finance acquisitions, the Company borrowed an aggregate $220.0 million from Thermo Electron pursuant to promissory notes due March 1999 (Note 3). In March 1997, ThermoQuest sold shares of its common stock for net proceeds of approximately $25 million. In June 1997, Metrika Systems sold shares of its common stock in an initial public offering for net proceeds of approximately $33 million (Note 4). In June 1997, to finance the repayment of the debt assumed in connection with the acquisition of Life Sciences, the Company borrowed $115.0 million from Thermo Electron pursuant to a promissory note due December 1997 (Note 3).

       In July 1997, in connection with an acquisition, ThermoSpectra borrowed $5.0 million from Thermo Electron pursuant to a promissory note due July 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       In August 1997, in connection with Thermo Optek's agreement in July 1997 to acquire Spectronic and VG Systems from the Company, Thermo Optek borrowed $40.0 million from Thermo Electron pursuant to a promissory note due July 1998 (Note 3). In connection with ThermoSpectra's agreement in July 1997 to acquire NESLAB from the Company, Thermo Electron intends to lend ThermoSpectra $45.0 million pursuant to a promissory note payable in July 1999 (Note 3). The Company expects to repay its $115.0 million promissory note to Thermo Electron with proceeds from the sale of certain of its wholly owned businesses to its majority-owned subsidiaries.

       During the remainder of 1997, the Company plans to make expenditures of approximately $15 million for property, plant, and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron, although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.


                                       15PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

       On June 2, 1997, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 1998. The directors reelected at the meeting were: Frank Borman, Dr. George N. Hatsopoulos, John N. Hatsopoulos, Arvin H. Smith, and Polyvios
   C. Vintiadis. Mr. Borman received 91,902,732 shares voted in favor of election and 52,188 shares voted against; Dr. G. Hatsopoulos and Mr. J. Hatsopoulos each received 91,916,373 shares voted in favor of election and 38,547 shares voted against; Mr. Smith received 91,916,454 shares voted in favor of election and 38,466 shares voted against; and Mr. Vintiadis received 91,916,161 shares voted in favor of election and 38,759 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

       The shareholders also approved a proposal to extend the term of the Company's employees' stock purchase program to November 2, 2005, as follows: 91,796,986 shares voted in favor, 106,644 shares voted against, and 51,290 shares abstained. No broker nonvotes were recorded on the proposal.


   Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

   (b) Reports on Form 8-K

       On April 4, 1997, the Company filed a Current Report on Form 8-K pertaining to its acquisition of Life Sciences International PLC. On June 9, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

                                       16PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1997.

                                         THERMO INSTRUMENT SYSTEMS INC.



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Vice President and Chief
                                           Financial Officer

                                       17PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                 EXHIBIT INDEX


   Exhibit
   Number        Description of Exhibit
   ------------------------------------------------------------------------

    10           $115,000,000 Promissory Note dated as of
                 June 24, 1997, issued by the Company to Thermo
                 Electron Corporation.

    11           Statement re: Computation of Earnings per Share.

    27           Financial Data Schedule.