Form 10-Q
period 1997-09-27
THERMO INSTRUMENT SYSTEMS INC
filed 1997-11-05
CIK 795986

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                          Commission File Number 1-9786


                         THERMO INSTRUMENT SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       04-2925809
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    860 West Airport Freeway
    Suite 301
    Hurst, Texas                                                        76054
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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                     Class                 Outstanding at September 27, 1997
          ----------------------------     ---------------------------------
          Common Stock, $.10 par value                121,623,296
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,  December 28,
    (In thousands)                                       1997          1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                    $  377,445    $  522,688
      Available-for-sale investments, at quoted
        market value (amortized cost of $10,931
        and $7,430)                                    10,949         7,452
      Accounts receivable, less allowances
        of $23,936 and $16,981                        363,506       303,331
      Unbilled contract costs and fees                 12,371         6,043
      Inventories:
        Raw materials and supplies                    122,621        95,920
        Work in process                                59,106        47,518
        Finished goods                                 96,870        70,245
      Prepaid expenses                                 21,807        13,417
      Prepaid income taxes                             70,245        58,296
                                                   ----------    ----------
                                                    1,134,920     1,124,910
                                                   ----------    ----------

    Property, Plant, and Equipment, at Cost           315,726       250,976
      Less: Accumulated depreciation and
            amortization                               92,105        72,313
                                                   ----------    ----------
                                                      223,621       178,663
                                                   ----------    ----------
    Patents and Other Assets                           29,495        32,454
                                                   ----------    ----------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 3)                              919,456       588,373
                                                   ----------    ----------
                                                   $2,307,492    $1,924,400
                                                   ==========    ==========



                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment
                                                September 27,  December 28,
    (In thousands except share amounts)                  1997          1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable (includes $55,000 due to
        parent company in 1997; Note 3)            $  129,918    $   89,462
      Accounts payable                                 92,649        83,161
      Accrued payroll and employee benefits            59,462        51,728
      Accrued income taxes                             72,438        39,686
      Accrued installation and warranty expenses       46,760        44,211
      Accrued acquisition expenses (Note 3)            22,009        30,025
      Deferred revenue                                 39,373        35,959
      Other accrued expenses                          114,576       101,646
      Due to parent company                            10,196        12,329
                                                   ----------    ----------
                                                      587,381       488,207
                                                   ----------    ----------

    Deferred Income Taxes                              20,080        20,710
                                                   ----------    ----------
    Other Deferred Items                               27,273        29,805
                                                   ----------    ----------

    Long-term Obligations:
      Senior convertible obligations (includes
        $140,000 due to parent company)               330,784       334,781
      Subordinated convertible obligations            180,500       192,500
      Other (includes $168,800 and $15,000 due
        to parent company; Note 3)                    186,009        26,933
                                                   ----------    ----------
                                                      697,293       554,214
                                                   ----------    ----------
    Minority Interest                                 146,535        85,197
                                                   ----------    ----------

    Shareholders' Investment (Note 6):
      Common stock, $.10 par value, 250,000,000
        shares authorized; 122,391,652 and
        97,674,228 shares issued                       12,239         9,767
      Capital in excess of par value                  320,483       319,464
      Retained earnings                               532,720       424,641
      Treasury stock at cost, 768,356 and
        750,055 shares                                 (7,435)       (8,679)
      Cumulative translation adjustment               (29,089)        1,060
      Net unrealized gain on available-for-sale
        investments                                        12            14
                                                   ----------    ----------
                                                      828,930       746,267
                                                   ----------    ----------
                                                   $2,307,492    $1,924,400
                                                   ==========    ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $403,900       $315,292
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                214,999        167,489
      Selling, general, and administrative
        expenses                                      105,080         90,087
      Research and development expenses                27,407         22,197
                                                     --------       --------
                                                      347,486        279,773
                                                     --------       --------

    Operating Income                                   56,414         35,519

    Interest Income                                     6,864          4,821
    Interest Expense (includes $6,574 and $2,502
      to parent company)                              (13,448)        (7,248)
    Gain on Issuance of Stock by Subsidiaries
      (Note 4)                                         12,659         11,350
                                                     --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                    62,489         44,442
    Provision for Income Taxes                         21,919         12,351
    Minority Interest Expense                           3,297          1,570
                                                     --------       --------
    Net Income                                       $ 37,273       $ 30,521
                                                     ========       ========
    Earnings per Share:
      Primary                                        $    .31       $    .25
                                                     ========       ========
      Fully diluted                                  $    .28       $    .23
                                                     ========       ========
    Weighted Average Shares:
      Primary                                         121,585        120,748
                                                     ========       ========
      Fully diluted                                   139,611        134,334
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Nine Months Ended
                                                ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    ------------------------------------------------------------------------
    Revenues                                      $1,138,255     $  862,415
                                                  ----------     ----------

    Costs and Operating Expenses:
      Cost of revenues                               598,941        462,724
      Selling, general, and administrative
        expenses                                     305,977        250,852
      Research and development expenses               78,604         61,969
      Nonrecurring costs (Note 5)                        800          3,500
                                                  ----------     ----------
                                                     984,322        779,045
                                                  ----------     ----------

    Operating Income                                 153,933         83,370

    Interest Income                                   18,541         14,171
    Interest Expense (includes $13,192 and $6,562
      to parent company)                             (33,843)       (20,765)
    Gain on Issuance of Stock by Subsidiaries
      (Note 4)                                        37,871         61,133
                                                  ----------     ----------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                  176,502        137,909
    Provision for Income Taxes                        60,680         34,807
    Minority Interest Expense                          7,743          3,242
                                                  ----------     ----------
    Net Income                                    $  108,079     $   99,860
                                                  ==========     ==========
    Earnings per Share:
      Primary                                     $      .89     $      .85
                                                  ==========     ==========
      Fully diluted                               $      .82     $      .77
                                                  ==========     ==========
    Weighted Average Shares:
      Primary                                        121,483        118,145
                                                  ==========     ==========
      Fully diluted                                  139,555        134,263
                                                  ==========     ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                     Nine Months Ended
                                              -----------------------------
                                              September 27,   September 28,
   (In thousands)                                      1997            1996
   ------------------------------------------------------------------------
   Operating Activities:
     Net income                                   $ 108,079       $  99,860
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization               41,822          34,164
         Provision for losses on accounts
           receivable                                 3,607           2,140
         Nonrecurring costs (Note 5)                    800           3,500
         Gain on issuance of stock by
           subsidiaries (Note 4)                    (37,871)        (61,133)
         Minority interest expense                    7,743           3,242
         Decrease in deferred income taxes             (650)           (265)
         Other noncash expenses                       4,855           3,871
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                    (22,770)         12,280
             Inventories                            (12,163)         (3,064)
             Other current assets                    (1,443)           (946)
             Accounts payable                        (3,271)        (15,715)
             Other current liabilities               (6,620)        (23,262)
         Other                                         (111)            254
                                                  ---------       ---------
   Net cash provided by operating activities         82,007          54,926
                                                  ---------       ---------
   Investing Activities:
     Acquisitions, net of cash acquired (Note 3)   (482,784)       (242,935)
     Purchases of available-for-sale investments     (9,000)        (10,250)
     Proceeds from sale and maturities of
       available-for-sale investments                 5,600               -
     Purchases of property, plant, and equipment    (21,292)        (14,835)
     Proceeds from sale of property, plant, and
       equipment                                      6,732           3,682
     Other                                              660               4
                                                  ---------       ---------
   Net cash used in investing activities           (500,084)       (264,334)
                                                  ---------       ---------
   Financing Activities:
     Net proceeds from issuance of Company and
       subsidiaries' common stock (Note 4)           78,756         109,974
     Proceeds from issuance of short- and
       long-term obligations to parent
       company (Note 3)                             428,800         110,000
     Repayment of short- and long-term
       obligations to parent company (Note 3)      (220,000)        (30,000)
     Decrease in short-term obligations              (5,719)        (10,317)
     Repayment of long-term obligations              (4,492)         (4,892)
                                                  ---------       ---------
   Net cash provided by financing activities      $ 277,345       $ 174,765
                                                  ---------       ---------
                                        6PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                                                      Nine Months Ended
                                               -----------------------------
                                               September 27,  September 28,
    (In thousands)                                      1997           1996
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                  $  (4,511)      $   1,770
                                                  ---------       ---------
    Decrease in Cash and Cash Equivalents          (145,243)        (32,873)
    Cash and Cash Equivalents at Beginning
      of Period                                     522,688         395,233
                                                  ---------       ---------
    Cash and Cash Equivalents at End of Period    $ 377,445       $ 362,360
                                                  =========       =========
    Noncash Activities:
      Fair value of assets of acquired companies  $ 624,805       $ 471,509
      Cash paid for acquired companies             (533,965)       (253,069)
      Issuance of subsidiary stock options
        for acquired company                         (1,693)              -
                                                  ---------       ---------
          Liabilities assumed of acquired
            companies                             $  89,147       $ 218,440
                                                  =========       =========

      Conversions of the Company's and
        subsidiary convertible obligations        $  15,997       $  64,576
                                                  =========       =========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements

   1.  General

       The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

   2.  Presentation

       Certain amounts in 1996 have been reclassified to conform to the presentation in the 1997 financial statements.

   3.  Acquisitions

       In March 1997, the Company acquired 95% of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, the Company acquired the remaining shares of Life Sciences' capital stock. The aggregate purchase price for Life Sciences was approximately $448.3 million, net of $50.7 million of cash acquired. The purchase price includes the repayment of $105.0 million of Life Sciences' bank debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

       In March 1997, to partially finance the acquisition of Life Sciences, the Company borrowed $210.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due March 1999. In September 1997, the Company repaid $105.0 million of this promissory note. In June 1997, to finance the repayment of Life Sciences' debt, the Company borrowed $115.0 million from Thermo Electron pursuant to a promissory note, which was repaid in September 1997. In connection with the Company's Thermo Optek Corporation (Thermo Optek) subsidiary's acquisition of Spectronic Instruments, Inc. (Spectronic) and VG Systems Limited (VG Systems) from the Company, Thermo Optek borrowed $40.0 million from Thermo Electron pursuant to a promissory note due July 1998. Spectronic is a former subsidiary of Life Sciences and VG Systems is a business formerly part of the Scientific Instruments Division of
                                        8PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   Fisons plc (Fisons), a substantial portion of which was acquired by the Company in March 1996. In connection with the Company's ThermoSpectra Corporation (ThermoSpectra) subsidiary's acquisition of the NESLAB Instruments, Inc. (NESLAB) businesses of Life Sciences from the Company, ThermoSpectra borrowed $45.0 million from Thermo Electron pursuant to a promissory note due July 1999. The promissory notes bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       During the first nine months of 1997, the Company made several other acquisitions for approximately $35.0 million in cash, including the repayment of $1.3 million of bank debt, and the issuance of subsidiary stock options valued at an aggregate $1.7 million. During the first nine months of 1997, ThermoSpectra borrowed $10.0 million and $5.0 million from Thermo Electron pursuant to promissory notes due March 1999 and July 1999, respectively, and Thermo Vision Corporation, a subsidiary of Thermo Optek, borrowed $3.8 million from Thermo Electron pursuant to a promissory note due July 2000. The promissory notes bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       The acquisitions completed in the first nine months of 1997 have been accounted for using the purchase method of accounting and their results have been included in the accompanying financial statements from their respective dates of acquisition. The cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $363.5 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.

       Based on unaudited data, the following table presents selected financial information for the Company and Life Sciences on a pro forma basis, assuming the companies had been combined since the beginning of 1996. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.

                                  Three                    Nine
                              Months Ended             Months Ended
                              -------------    ----------------------------
   (In thousands except       September 28,    September 27,  September 28,
   per share amounts)                  1996             1997           1996
   ------------------------------------------------------------------------
   Revenues                      $  396,816       $1,191,027     $1,119,249
   Net income                        30,008           92,811         98,487
   Earnings per share:
     Primary                            .25              .76            .83
     Fully diluted                      .23              .71            .76

       The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Life Sciences been made at the beginning of 1996.
                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

       During 1996, the Company had undertaken a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons, acquired in March 1996. During the first nine months of 1997, the Company expended $13.4 million for restructuring costs, primarily for severance and abandoned-facility payments. In connection with finalizing its restructuring plans for the businesses acquired from Fisons, the Company recorded an additional $8.1 million of acquisition reserves in the first quarter of 1997, primarily for the abandonment of excess facilities, as well as for severance pay. This amount was recorded as an increase in cost in excess of net assets of acquired companies. The remaining reserve for restructuring these businesses was $12.1 million at September 27, 1997, which primarily represents ongoing severance and abandoned-facility payments. As of September 27, 1997, the Company has accrued $22.0 million in connection with restructuring activities of all of its acquisitions, including the businesses acquired from Fisons.

   4.  Issuance of Stock by Subsidiaries

       In March 1997, the Company's ThermoQuest Corporation (ThermoQuest) subsidiary sold 1,768,500 shares of its common stock at $15.00 per share for net proceeds of $24.8 million, resulting in a gain of $12.0 million. In August and September 1997, $12.0 million aggregate principal amount of ThermoQuest's subordinated convertible debentures, convertible at $16.50 per share, was converted into 727,272 shares of ThermoQuest's common stock, resulting in a gain of $6.1 million. Following the sale of stock and the conversions, the Company owned 88% of ThermoQuest's outstanding common stock.

       In June 1997, the Company's Metrika Systems Corporation (Metrika Systems) subsidiary sold 2,300,000 shares of its common stock in an initial public offering at $15.50 per share for net proceeds of $32.5 million, resulting in a gain of $13.2 million. Following the initial public offering, the Company owned 60% of Metrika Systems' outstanding common stock.

       In September 1997, the Company's ONIX Systems Inc. (ONIX Systems) subsidiary sold 2,210,521 shares of its common stock in a private placement at $9.50 per share for net proceeds of $19.6 million, resulting in a gain of $6.6 million. Following the private placement, the Company owned 88% of ONIX Systems' outstanding common stock.

   5.  Nonrecurring Costs

       In the second quarter of 1997, ThermoSpectra incurred an $0.8 million charge related to severance costs for employees terminated during the quarter at one of its business units.
                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   6.  Stock Split

       In October 1997, the Company declared a five-for-four stock split in the form of a 25% stock dividend, distributed on October 31, 1997, to shareholders of record as of October 20, 1997. All share and per share information, except for share information in the accompanying 1996 balance sheet, has been restated to reflect the stock split.


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

   Results of Operations

   Third Quarter 1997 Compared With Third Quarter 1996

       Revenues increased $88.6 million, or 28%, to $403.9 million in the third quarter of 1997 from $315.3 million in the third quarter of 1996, due to acquisitions, which included Life Sciences in March 1997 (Note 3). Acquisitions added revenues of $94.5 million in the third quarter of 1997. In addition, revenues from Thermo Optek's and, to a lesser extent, ThermoSpectra's existing businesses increased primarily due to greater product demand. The increase in revenues was offset in part by a decrease of $13.7 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates.

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

       The gross profit margin was 46.8% in the third quarter of 1997, compared with 46.9% in the third quarter of 1996. Margin improvements at certain of the businesses acquired from Fisons in 1996 were offset by a decline in ThermoSpectra's gross profit margin, primarily as a result of a one-time inventory write-off and change in sales mix at one of its subsidiaries, as well as lower margins at an acquired business.
                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the third quarter of 1997 from 29% in the third quarter of 1996, primarily due to efforts to reduce selling and administrative costs at certain acquired businesses and, to a lesser extent, lower selling costs associated with certain of the businesses acquired from Life Sciences. Research and development expenses as a percentage of revenues remained relatively unchanged at 6.8% in 1997, compared with 7.0% in 1996.

       Interest income increased to $6.9 million in the third quarter of 1997 from $4.8 million in the third quarter of 1996, due to interest income earned on invested proceeds from the issuance of $172.5 million principal amount of 4 1/2% senior convertible debentures by the Company in October 1996 and, to a lesser extent, from the sale of common stock by the Company's subsidiaries in 1997 and late 1996. The increase in interest income was offset in part by a reduction in cash as a result of acquisitions. Interest expense increased to $13.4 million in 1997 from $7.2 million in 1996, primarily due to the issuance of an aggregate $428.8 million of promissory notes to Thermo Electron in 1997 in connection with acquisitions (Note 3) and the issuance of 4 1/2% senior convertible debentures by the Company in October 1996. In September 1997, the Company repaid $220.0 million of its outstanding promissory notes to Thermo Electron (Note 3).

       The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries and issuance of stock by a subsidiary upon conversion of convertible debentures, the Company recorded gains of $12.7 million and $11.4 million in the third quarter of 1997 and 1996, respectively (Note 4). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

       The effective tax rate increased to 35% in the third quarter of 1997 from 28% in the third quarter of 1996, primarily due to higher nondeductible amortization of cost in excess of net assets of acquired companies as a result of the acquisition of Life Sciences in March 1997 and, in the 1996 period, the effect of conforming the effective tax rate to the anticipated rate for the full year. Excluding the impact of the nontaxable gain on issuance of stock by subsidiaries in 1997 and 1996, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes.

                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

       Minority interest expense increased to $3.3 million in the third quarter of 1997 from $1.6 million in the third quarter of 1996, primarily due to minority interest associated with the Company's newly public Metrika Systems subsidiary and higher earnings at Thermo BioAnalysis Corporation (Thermo BioAnalysis), Thermo Optek, and ThermoQuest. These increases were offset in part by lower earnings at ThermoSpectra.

   First Nine Months 1997 Compared With First Nine Months 1996

       Revenues increased $275.8 million, or 32%, to $1,138.3 million in the first nine months of 1997 from $862.4 million in the first nine months of 1996, due to acquisitions, which included Life Sciences in March 1997 (Note 3) and a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons in late March 1996. Acquisitions added revenues of $293.0 million in the first nine months of 1997. The increase in revenues from acquisitions was offset in part by a decrease of $29.2 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. An increase in revenues from ThermoQuest's existing mass spectrometry business, partly as a result of the continued success of a new product introduced in the first quarter of 1996, was offset in part by a decrease in revenues at certain of the Company's other existing businesses, principally at Thermo Optek. Revenues from Thermo Optek's existing businesses decreased due to the inclusion in 1996 of several large nonrecurring sales to the Chinese and Japanese governments and the elimination of certain unprofitable acquired product lines, offset in part by greater demand at two of its business units.

       The gross profit margin increased to 47.4% in the first nine months of 1997 from 46.3% in the first nine months of 1996. The increase was primarily due to margin improvements at certain of the businesses acquired from Fisons in 1996 and an increase in ThermoQuest's gross profit margin as a result of the increase in sales of higher-margin mass spectrometry products. These increases were offset in part by the inclusion of lower-margin revenues from acquired businesses, including Life Sciences, which recorded an adjustment to expense of $3.2 million in the first nine months of 1997 relating to the revaluation of the finished-goods inventories acquired by the Company, and, to a lesser extent, a decrease in the gross profit margin at ThermoSpectra as discussed in the results of operations for the third quarter. The 1996 period included an adjustment to expense of $2.0 million for inventories revalued with the acquisition of the Fisons businesses.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first nine months of 1997 from 29% in the first nine months of 1996, primarily due to the reasons discussed in the results of operations for the third quarter. Research and development expenses as a percentage of revenues remained relatively unchanged at 6.9% in 1997, compared with 7.2% in 1996.

       Nonrecurring costs in the first nine months of 1997 represents severance costs for employees terminated during the second quarter at one

                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   of ThermoSpectra's business units. Nonrecurring costs in the first nine months of 1996 represents a write-off in the first quarter of acquired technology in connection with the acquisition of a significant portion of the businesses constituting the Scientific Instruments Division of Fisons.

       Interest income increased to $18.5 million in the first nine months of 1997 from $14.2 million in the first nine months of 1996, due to interest income earned on invested proceeds from the issuance of $172.5 million principal amount of 4 1/2% senior convertible debentures by the Company in October 1996 and, to a lesser extent, from the sale of common stock by the Company's subsidiaries in 1997 and 1996. The increase in interest income was offset in part by a reduction in cash as a result of acquisitions. Interest expense increased to $33.8 million in 1997 from $20.8 million in 1996, primarily due to the issuance of an aggregate $428.8 million of promissory notes to Thermo Electron in connection with acquisitions (Note 3), the issuance of 4 1/2% senior convertible debentures by the Company in October 1996 and, to a lesser extent, the inclusion of interest expense on debt assumed in connection with the Fisons and Life Sciences acquisitions, which has subsequently been repaid. In September 1997, the Company repaid $220.0 million of its outstanding promissory notes to Thermo Electron (Note 3). The increases in interest expense were offset in part by the conversion of a portion of the Company's convertible obligations into common stock of the Company.

       As a result of the sale of stock by subsidiaries and issuance of stock by a subsidiary upon conversion of convertible debentures, the Company recorded gains of $37.9 million and $61.1 million in the first nine months of 1997 and 1996, respectively (Note 4).

       The effective tax rate increased to 34% in the first nine months of 1997 from 25% in the first nine months of 1996, primarily due to a lower nontaxable gain on issuance of stock by subsidiaries in 1997. Excluding the impact of the gain on issuance of stock by subsidiaries in 1997 and 1996, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, the impact of state income taxes, and in 1996, the write-off of acquired technology in connection with the acquisition of the businesses from Fisons.

       Minority interest expense increased to $7.7 million in the first nine months of 1997 from $3.2 million in the first nine months of 1996, primarily due to higher earnings at Thermo BioAnalysis and ThermoQuest and, to a lesser extent, minority interest associated with the Company's newly public Metrika Systems and Thermo Optek subsidiaries. These increases were offset in part by lower earnings at ThermoSpectra.

                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   Liquidity and Capital Resources

       Consolidated working capital was $547.5 million at September 27, 1997, compared with $636.7 million at December 28, 1996. Included in working capital are cash, cash equivalents, and available-for-sale investments of $388.4 million at September 27, 1997, and $530.1 million at December 28, 1996. Of the $388.4 million balance at September 27, 1997, $237.2 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. The Company's operating activities provided cash of $82.0 million in the first nine months of 1997. Accounts receivable increased $22.8 million primarily due to increased shipments at the end of the third quarter of 1997 by ThermoQuest and a competitive trend to commercial terms of 30 days from ThermoQuest's past practice of generally obtaining deposits on certain systems.

       At September 27, 1997, $120.5 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

       The Company's investing activities used $500.1 million of cash in the first nine months of 1997. The Company expended $482.8 million, net of cash acquired, for acquisitions, including the repayment of $106.3 million of bank debt (Note 3), and $21.3 million for purchases of property, plant, and equipment. The Company recorded proceeds of $6.7 million from the sale of property, plant, and equipment.

       The Company's financing activities provided $277.3 million of cash in the first nine months of 1997. During the first nine months of 1997, to partially finance acquisitions, the Company and its majority-owned subsidiaries borrowed an aggregate $428.8 million from Thermo Electron pursuant to promissory notes with various dates of maturity (Note 3). In September 1997, the Company repaid $220.0 million of its outstanding promissory notes to Thermo Electron (Note 3). Net proceeds from the issuance of Company and subsidiary common stock totaled $78.8 million (Note 4).

       During the fourth quarter of 1997, the Company plans to make expenditures of approximately $10 million for property, plant, and equipment. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron, although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

                                       15PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

   PART II - OTHER INFORMATION

   Item 6 - Exhibits

       See Exhibit Index on the page immediately preceding exhibits.




























                                       16PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1997.

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










                                       17PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                 EXHIBIT INDEX


   Exhibit
   Number        Description of Exhibit
   ------------------------------------------------------------------------

    10.1 $3,800,000 Promissory Note dated as of July 14, 1997, issued by Thermo Vision Corporation to Thermo Electron Corporation (filed as Exhibit 10 to Thermo Optek Corporation's Quarterly Report on Form 10-Q for the Quarter Ended September 27, 1997 [File No. 1-11757] and incorporated herein by reference).

    10.2         $45,000,000 Promissory Note dated as of
                 September 12, 1997, issued by ThermoSpectra Corporation to Thermo Electron Corporation (filed as Exhibit 10 to ThermoSpectra Corporation's Quarterly Report on Form
                 10-Q for the Quarter Ended September 27, 1997
                 [File No. 1-13876] and incorporated herein by reference).

    11           Statement re: Computation of Earnings per Share.

    27           Financial Data Schedule.