Form 10-K
period 1998-01-03
THERMO INSTRUMENT SYSTEMS INC
filed 1998-03-12
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   ------------------------------------------

                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998
   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                          Commission file number 1-9786

                         THERMO INSTRUMENT SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)
   Delaware                                                         04-2925809
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   860 West Airport Freeway
   Suite 301
   Hurst, Texas                                                          76054
   (Address of principal executive offices)                         (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered
    ----------------------------   -----------------------------------------
    Common Stock, $.10 par value            American Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $622,251,000.

   As of January 30, 1998, the Registrant had 122,045,212 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business.
        -------------------------------
        Thermo Instrument Systems Inc. (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of analytical instruments used to identify and quantify complex molecular compounds and elements in gases, liquids, and solids. The Company also provides instruments used to monitor radioactivity and air pollution, and to control, image, inspect, and measure various industrial processes and life-sciences phenomena. Through its 77%-owned ThermoSpectra Corporation subsidiary, the Company develops, manufactures, and markets imaging and inspection, temperature-control, and test and measurement instruments. The Company's 88%-owned ThermoQuest Corporation subsidiary develops, manufactures, and sells mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultra-trace levels of detection. In addition, the Company manufactures scientific equipment for the preparation and preservation of chemical samples, and consumables for the chromatography industry. Through its 91%-owned Thermo Optek Corporation subsidiary, the Company develops, manufactures, and markets analytical light-based instruments that are used in the quantitative and qualitative chemical analysis of elements and molecular compounds. Through its 70%-owned Thermo BioAnalysis Corporation subsidiary, the Company develops, manufactures, and markets instruments, consumables, and information management systems used in biochemical research and production, as well as in clinical diagnostics. The Company's 60%-owned Metrika Systems Corporation subsidiary develops, manufactures, and markets on-line process optimization systems that employ proprietary, ultra-high-speed advanced scientific measurement technologies for applications in raw-materials analysis and finished-materials quality control. The Company's 78%-owned Thermo Vision Corporation subsidiary designs, manufactures, and markets a diverse array of photonics products that are used in a number of industries for research, testing, detecting, and manufacturing applications. The Company's 87%-owned, privately held ONIX Systems Inc. subsidiary designs, develops, markets, and services sophisticated field measurement instruments and on-line sensors. Through its wholly owned subsidiaries, the Company also manufactures monitoring instruments to detect and monitor environmental pollutants and provides clinical laboratory equipment and consumables that assist in the diagnosis of various diseases.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. During 1997*, Metrika Systems and Thermo Vision

    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.
                                        2PAGE
    sold shares of their common stock in initial public offerings and ONIX and ThermoQuest sold shares of their common stock in private placements for aggregate net proceeds of $86.3 million. See Note 11 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders for a description of the issuance of stock by the Company's subsidiaries.

        The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years, the Company has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. In March 1997, the Company acquired 95% of Life Sciences International PLC (Life Sciences), a London Stock Exchange-listed company. Subsequently, the Company acquired the remaining shares of Life Sciences' capital stock. The aggregate purchase price for Life Sciences was approximately $442.8 million, net of $55.8 million of cash acquired. The purchase price includes the repayment of $105.0 million of Life Sciences' bank debt. Life Sciences manufactures laboratory science equipment, appliances, instruments, consumables, and reagents for the research, clinical, and industrial markets.

        The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron Corporation to operate the instruments businesses that were previously conducted by several Thermo Electron subsidiaries. As of January 3, 1998, Thermo Electron owned 99,819,138 shares, or 82%, of the Company's outstanding common stock. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, laboratory, and metallurgical services, and conducts advanced-technology research and development.

        Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal and certain state income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of common stock and/or convertible debentures of the Company from time to time as the number of outstanding shares of the Company increases. These and any other purchases may be made either in the open market or directly from the Company or pursuant to conversions of the Company's 3 3/4% senior convertible note due 2000 held by Thermo Electron. See Notes 5 and 7 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible obligations. During 1997, Thermo Electron purchased 739,600 shares of the Company's common stock in the open market at a total cost of $24.1 million.


                                        3PAGE

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments.
        ---------------------------------------------

        The Company operates in one business segment: the developing, manufacturing, marketing, and servicing of analytical instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, the Company develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials, and photonics products and vacuum components for original equipment manufacturers.

    (c) Description of Business.
        -----------------------

        Principal Products and Services

        The Company manufactures and markets instruments that employ a variety of advanced analytical techniques to determine the composition, structure, and physical properties of natural and synthetic substances. The Company's instruments are used for analysis, test and measurement, environmental and nuclear monitoring, process control, and in life sciences applications. Revenues from analytical and test and measurement instruments were $1,084.3 million, $821.6 million, and $537.5 million in 1997, 1996, and 1995, respectively.

        ThermoSpectra develops, manufactures, and markets precision imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs.

        ThermoQuest is a leading provider of mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultratrace levels of detection. ThermoQuest

                                        4PAGE
    also supplies scientific equipment for the preparation and preservation of chemical samples, and consumables for the chromatography industry.

        Thermo Optek is a worldwide leader in the development, manufacture, and marketing of analytical instruments that use a range of light- and energy-based techniques. Thermo Optek's instruments are used in the quantitative and qualitative chemical analysis of elements and molecular compounds in a variety of solids, liquids, and gases.

        Thermo BioAnalysis develops, manufactures, and markets instruments, consumables, and information-management systems used in biochemical research and production, as well as in clinical diagnostics. Thermo BioAnalysis focuses on three principal product areas: life sciences instrumentation and consumables, information-management systems, and health physics instrumentation.

        Metrika Systems manufactures process optimization systems that provide on-line, real-time analysis of the elemental composition of bulk raw materials in basic-materials production processes, including coal, cement, and minerals. In addition, Metrika Systems manufactures industrial gauging and process-control instruments and systems used principally by manufacturers of finished web materials, such as sheet metal, rubber, and plastic foils, to measure and control parameters such as thickness and coating weight of such materials.

        Thermo Vision, which became a public subsidiary of the Company in December 1997, designs, manufactures, and markets a diverse array of photonics (light-based) products, including optical components, imaging sensors and systems, lasers, optically based instruments, opto-electronics, and fiber optics. These products are used in applications including medical diagnostics, semiconductor production, X-ray imaging, physics research, and telecommunications.

        ONIX Systems, a privately held subsidiary of the Company, designs, develops, markets, and services sophisticated field measurement instruments and on-line sensors for process-control industries, particularly oil and gas. Systems provide real-time data collection, analysis, and local control functions regarding the flow, level, density, or composition of a particular material.

        Thermo Instrument also has wholly owned businesses, including the Life Sciences Clinical Instrument Division, which provides an array of clinical laboratory equipment and consumables, and Thermo Monitoring Instruments, which produces instruments and complete systems for detecting and monitoring environmental pollutants from industrial and mobile sources, and for detecting radioactive contamination.

        Backlog

        The Company's backlog of firm orders was $298.9 million as of January 3, 1998, and $266.6 million as of December 28, 1996, The Company anticipates that substantially all of the backlog as of January 3, 1998, will be shipped or completed during 1998. Certain of such orders are cancellable by the customer upon payment of a cancellation charge. The

                                        5PAGE

    Company does not believe that the level of, or changes in the level of, its backlog is necessarily indicative of intermediate or long-term trends in its business.

        Competition

        The Company generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price.

        In many markets, the Company competes with large analytical-instrument companies such as Hewlett-Packard Co., Perkin-Elmer Corporation, Varian Associates, Inc., and Hitachi, Ltd. Certain products manufactured by the Company also compete with products sold by numerous smaller, specialized firms.

        ThermoSpectra competes in each of its markets primarily on the basis of technical advances that result in new products and improved price/performance ratios and reputation among customers as a quality leader for products and services. To a lesser extent, ThermoSpectra competes on the basis of price. The market for digital oscillographic recorders is characterized by competition among a number of competitors, including Astro-Med, Inc. and Yokogawa Electric Corporation. The general-purpose digital storage oscilloscope market is dominated by Tektronix, Inc. and Hewlett-Packard. ThermoSpectra competes in the high-end of the X-ray microanalysis market on the basis of quality and technology, and in the mid-end of the X-ray microanalysis market on the basis of quality, performance, and price. The main competitor in this segment is Link Analytical Limited, a wholly owned subsidiary of Oxford Instruments plc. In the X-ray inspection market, ThermoSpectra competes with smaller companies in the manual segment of the market, and primarily with Four Pi Systems, a subsidiary of Hewlett-Packard, in the automated segment. In the digital-video segment of the confocal microscopy market, ThermoSpectra competes primarily with Nikon Inc., as well as Bio-Rad Laboratories, Inc. ThermoSpectra competes in the scanning-probe microscope market on the basis of quality, performance, and, to a lesser extent, price. The dominant competitor in this market is Digital Instruments, Inc. In the temperature-control market, the Company competes primarily on the basis of performance, price, and customer service. The main competitors in this market are Lauder and Jalabo.

        ThermoQuest competes in each of its markets primarily on technical performance, customer service and support and, to a lesser extent, price. ThermoQuest's principal competitors in the mass spectrometry market include Hewlett-Packard, Waters Instruments Inc. (MicroMass), Shimadzu Corporation, and Perkin-Elmer. ThermoQuest's principal competitors in the liquid chromatography market include Waters, Hewlett-Packard, Shimadzu, and Perkin-Elmer. In the gas chromatography market, ThermoQuest competes with numerous companies including Hewlett-Packard, Varian, Perkin-Elmer, and Shimadzu. ThermoQuest's principal competitors in the sample preparation and preservation markets include Jouan S.A., NuAire, Sanyo Electric, and Labconco. ThermoQuest's principal competitors in the

                                        6PAGE
    chromatography consumables market include Waters, Merck, Phenomenex, and numerous regional suppliers.

        Thermo Optek competes in each of its markets primarily on performance, reliability, customer service, and price. In the market for AE and AA spectrometers and ICP/MS instruments, Thermo Optek competes primarily with Perkin-Elmer and, to a lesser extent, Varian. Thermo Optek competes in the arc/spark market primarily with Spectro. In the FT-IR and FT-Raman markets, Thermo Optek competes primarily with Perkin-Elmer and Bio-Rad. Thermo Optek entered the market for UV/Vis instruments with its acquisition of Unicam in 1995. The primary competitor in this market is Perkin-Elmer.

        In life sciences instrumentation, including molecular interaction, MALDI-TOF mass spectrometry, DNA amplification, and capillary electrophoresis, Thermo BioAnalysis competes primarily on the basis of technological innovation, performance, flexibility, and price. Major competitors in this category include Perkin-Elmer and PerSeptive Biosystems, Inc., which is now a subsidiary of Perkin-Elmer. In information management systems, Thermo BioAnalysis competes in the high-end LIMS and CDS markets primarily on function, flexibility, technical sophistication, customization, and price. Major competitors include Hewlett-Packard, Perkin-Elmer, and Waters.

        Metrika Systems competes primarily on the basis of performance and, to a lesser extent, price in the on-line coal, cement, and mineral analysis markets. Scantech Limited is the Company's primary competitor in the on-line coal and cement analysis market. Amdel of Australia is the Company's principal competitor in the on-line minerals analysis market. The market for solids and multiphase analyzers for process control is generally fragmented. Competition in the thickness-gauging business is highly fragmented with numerous competitors competing in various end-use market segments. As a result, competition varies according to the end-use segment. Metrika Systems competes primarily on the basis of quality, performance, and price.

        Thermo Vision competes primarily on the basis of technical suitability, product performance, reliability, and price, and its principal competitors include Melles-Griot, Inc.; Optical Coating Laboratory, Inc.; Newport Corporation; Coherent, Inc.; Corning OCA Corporation; the Bicron Business Unit of Saint-Gobain Industrial Ceramics, Inc.; UDT Sensors, Inc.; and Hamamatsu Corporation, a unit of Hamamatsu Photonics KK.

        The Company competes in the field measurement instruments and sensors market primarily on quality and reliability, technical features, accuracy, ease of use, price, and reputation for after market service. The field measurement instruments and sensors market segment of the process control market is highly fragmented and intensely competitive, and the Company expects competition to continue to increase. ONIX Systems competes with a few large competitors, including Fisher-Rosemount, a division of Emerson Electric Co., Inc.; Elsag-Bailey Process Automation N.V., affiliates of ABB Asea Brown Boveri (Holding) Ltd.; and Yokogawa, in each of its product areas and with many companies within specific

                                        7PAGE
    industries. As the technologies utilized within the process measurement industry continue to develop, ONIX Systems expects to face increasing competition from emerging competitors.

        The Company is a leading manufacturer of ambient air-monitoring instruments and a major manufacturer of source monitoring and worker-safety monitoring instruments. The Company competes in these markets on the basis of technical performance and reliability, as well as customer service. The Company's principal competitors include Monitor Labs Incorporated, Advanced Pollution Instruments, and Mine Safety Appliances Co.

        The Company has a relatively small presence within the large and varied process-control marketplace, which is extremely fragmented and is comprised of several large companies, including Fisher-Rosemount, Elsag Bailey, and Honeywell Process Control, as well as numerous smaller companies. The Company competes in this market primarily on the basis of technical performance, customer service, and reliability.

        Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        Number of Employees

        As of January 3, 1998, the Company employed 9,398 people.

    (d) Financial Information About Exports by Domestic Operations and
        --------------------------------------------------------------
        About Foreign Operations.
        ------------------------

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant.
        ------------------------------------
                                            Present Title (Year First Became
        Name                         Age    Executive Officer)
        -------------------------    ---    --------------------------------
        Earl R. Lewis                 54    President and Chief Executive
                                              Officer (1990)
        Denis A. Helm                 59    Senior Vice President (1986)
        Dr. Richard W.K. Chapman      53    Vice President (1994)
        Barry S. Howe                 42    Vice President (1994)
        John N. Hatsopoulos *         63    Chief Financial Officer and
                                              Senior Vice President (1988)
        Paul F. Kelleher              55    Chief Accounting Officer (1986)

        *John N. Hatsopoulos and George N. Hatsopoulos, a director of the
         Company, are brothers.

                                        8PAGE

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Lewis and Dr. Chapman, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Lewis was named President and Chief Executive Officer of the Company in March 1997. Mr. Lewis served as Executive Vice President and Chief Operating Officer of the Company from January 1996 through March 1997, as a Senior Vice President from January 1994 through January 1996, and as a Vice President from March 1990 through January 1994. Dr. Chapman has been President and Chief Executive Officer of ThermoQuest since its inception in June 1995, and served as President of Finnigan Corporation, a subsidiary of ThermoQuest, from 1992 to 1995. Messrs. Lewis, Helm, Chapman, and Howe are full-time employees of the Company. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron and certain of its subsidiaries, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties
            ----------

        The Company owns approximately 2,601,000 square feet of office, engineering, laboratory, and production space, principally in California, Florida, New Mexico, Texas, Wisconsin, Ohio, New Hampshire, New York, Massachusetts, the United Kingdom, and Germany, and leases approximately 2,423,000 square feet of office, engineering, laboratory, and production space, under leases expiring from 1998 through 2017, principally in California, Massachusetts, Texas, Wisconsin, and the United Kingdom. As of January 3, 1998, the Company had an $8.3 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $15.8 million.

        The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available if any of such leases are not extended. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

    Item 3. Legal Proceedings
            -----------------

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.



                                        9PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

        Not applicable.




                                       10PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

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

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.










                                       11PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

      (a, d) Financial Statements and Schedules.
             ----------------------------------

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

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14.
             --------

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

         (b) Reports on Form 8-K.
             -------------------

             None.

         (c) Exhibits.
             --------

             See Exhibit Index on the page immediately preceding exhibits.




                                       12PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 11, 1998           THERMO INSTRUMENT SYSTEMS INC.


                                   By: Earl R. Lewis
                                       -----------------------------------
                                       Earl R. Lewis
                                       President and Chief Executive
                                         Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 11, 1998.

    Signature                          Title
    ---------                          -----


    By: Earl R. Lewis                 President, Chief Executive Officer,
        ---------------------------    and Director
        Earl R. Lewis

    By: John N. Hatsopoulos            Chief Financial Officer,
        ---------------------------      Senior Vice President, and Director
        John N. Hatsopoulos

    By: Paul F. Kelleher               Chief Accounting Officer
        ---------------------------
        Paul F. Kelleher

    By:                                Director
        ---------------------------
        Frank Borman

    By: George N. Hatsopoulos          Director
        ---------------------------
        George N. Hatsopoulos

    By: Arvin H. Smith                 Chairman of the Board and Director
        ---------------------------
        Arvin H. Smith

    By: Polyvios C. Vintiadis          Director
        ---------------------------
        Polyvios C. Vintiadis




                                       13PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of Thermo Instrument Systems Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998











                                       14PAGE

  SCHEDULE II

                         THERMO INSTRUMENT SYSTEMS INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                            Provision
                Balance at    Charged             Accounts            Balance
                 Beginning         to   Accounts   Written             at End
  Description      of Year    Expense  Recovered       Off  Other(a)  of Year
  ---------------------------------------------------------------------------
  Allowance for
    Doubtful Accounts

  Year Ended
   Jan. 3, 1998    $16,981    $ 4,366     $  304   $(4,375)  $5,510   $22,786

  Year Ended
   Dec. 28, 1996   $12,569    $ 2,274     $   69   $(5,015)  $7,084   $16,981

  Year Ended
   Dec. 30, 1995   $ 8,779    $ 2,543     $  191   $(2,942)  $3,998   $12,569

  (a) Includes allowance of businesses acquired during the year as described in Note 4 to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and the effect of foreign currency translation.









                                       15PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
      2.1          Asset and Stock Purchase Agreement among the
                   Registrant, Thermo Electron Corporation, and Fisons plc dated March 1, 1995, as amended (filed as Exhibit 2.3 to the Registrant's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1994, and as Exhibit 2 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended September
                   30, 1995 [File No. 1-9786] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      2.2 Agreement and Release dated as of December 15, 1997, among Fisons plc, the Registrant and Thermo Electron.

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

      4.1 Subordinated Indenture, dated January 15, 1998, among the Registrant, Thermo Electron and Bankers Trust Company as trustee, relating to $250,000,000 principal amount of 4% Convertible Subordinated Debentures due 2005 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 16, 1998, and incorporated herein by reference).

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


                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     10.1          Amended and Restated Corporate Services Agreement,
                   dated as of January 3, 1993, between Thermo Electron and the Registrant (filed as Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-9786] and incorporated herein by reference).

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

     10.6 Master Repurchase Agreement dated December 28, 1996, between the Registrant and Thermo Electron (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-9786] and incorporated herein by reference).

     10.7 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated December 2, 1997, by and among the Registrant and Thermo Electron.

     10.8 $30,000,000 Promissory Note dated as of February 13, 1996, issued by Thermo BioAnalysis Corporation to Thermo Electron (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-9786] and incorporated herein by reference).


                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     10.9          $65,000,000 Promissory Note dated as of April 12,
                   1996, issued by the Registrant to Thermo Electron
                   (filed as Exhibit 10.2 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-9786] and incorporated herein by reference).

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

     10.18 Incentive Stock Option Plan of the Registrant (filed as Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 3,515,625 shares, after adjustment to reflect share increase approved in 1990; 3-for-2 stock splits effected in January 1988, July 1993, and April 1995; and 5-for-4 stock splits effected in December 1995 and October 1997).

     10.19 Nonqualified Stock Option Plan of the Registrant (filed as Exhibit 10(d) to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-6762] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 3,515,625 shares, after adjustment to reflect share increase approved in 1990; 3-for-2 stock splits effected in January 1988, July 1993, and April 1995; and 5-for-4 stock splits effected in December 1995 and October 1997).



                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     10.20         Equity Incentive Plan of the Registrant (filed as
                   Appendix A to the Proxy Statement dated April 27,
                   1993, of the Registrant [File No. 1-9786] and incorporated herein by reference). (Maximum number of shares issuable is 5,039,062 shares, after adjustment to reflect share increase approved in December 1993; 3-for-2 stock splits effected in July
                   1993 and April 1995; and 5-for-4 stock splits effected in December 1995 and October 1997).

     10.21 Finnigan Corporation 1979 Long-term Incentive Stock Option Plan (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).

     10.22 Former Thermo Environmental Corporation Incentive Stock Option Plan (filed as Exhibit 10(d) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental Corporation Nonqualified Stock Option Plan is 1,450,195 shares, after adjustment to reflect share increase approved in 1987; 3-for-2 stock splits effected in July 1993 and April 1995; and 5-for-4 stock splits effected in December 1995 and October 1997).

     10.23 Former Thermo Environmental Corporation Nonqualified Stock Option Plan (filed as Exhibit 10(e) to Thermo Environmental's Registration Statement on Form S-1 [Reg. No. 33-329] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Former Thermo Environmental Corporation Incentive Stock Option Plan is 1,450,195 shares, after adjustment to reflect share increase approved in 1987; 3-for-2 stock splits effected in July 1993 and April 1995; and 5-for-4 stock splits effected in December 1995 and October 1997).

     10.24 Thermo Instrument Systems Inc. - ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as
                   Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 [File No. 1-9786] and incorporated herein by reference).


                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     10.25         Thermo Instrument Systems Inc. - ThermoQuest
                   Corporation Nonqualified Stock Option Plan (filed as
                   Exhibit 10.65 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.26 Thermo Instrument Systems Inc. - Thermo BioAnalysis Corporation Nonqualified Stock Option Plan (filed as
                   Exhibit 10.64 to Thermo Cardiosystems' Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-10114] and incorporated herein by reference).

     10.27 Thermo Instrument Systems Inc. - Thermo Optek Corporation Nonqualified Stock Option Plan (filed as
                   Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-9786] and incorporated herein by reference).

     10.28 Thermo Instrument Systems Inc. - Metrika Systems Corporation Nonqualified Stock Option Plan.

     10.29         Thermo Instrument Systems Inc. - Thermo Vision
                   Corporation Nonqualified Stock Option Plan.

     10.30         Thermo Instrument Systems Inc. - ONIX Systems Inc.
                   Nonqualified Stock Option Plan.

                   In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

     10.31 $210,000,000 Promissory Note dated as of March 27, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, and incorporated herein by reference).

     10.32 $115,000,000 Promissory Note dated as of June 24, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, and incorporated herein by reference).


                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     10.33         $3,800,000 Promissory Note dated as of July 14,
                   1997, issued by Thermo Vision to Thermo Electron
                   (filed as Exhibit 10 to Thermo Optek's Quarterly
                   Report on Form 10-Q for the quarter ended September
                   27, 1997, and incorporated herein by reference).

     10.34 $45,000,000 Promissory Note dated as of September 12, 1997, issued by ThermoSpectra to Thermo Electron (filed as Exhibit 10 to ThermoSpectra's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, and incorporated herein by reference).

     10.35 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 5, 1997, between Thermo Optek and Thermo Electron.

     10.36 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 3, 1997, between ThermoQuest and Thermo Electron.

     10.37 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 3, 1997, between Metrika Systems and Thermo Electron.

     10.38 Master Guarantee Reimbursement and Loan Agreement dated as of November 14, 1997, between Thermo Vision and Thermo Electron.

     10.39 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 2, 1997, between Thermo BioAnalysis and Thermo Electron.

     10.40 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 4, 1997, between ThermoSpectra and Thermo Electron.

     10.41 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of January 5, 1998, between ONIX Systems and Thermo Electron (filed as
                   Exhibit 10.5 to the Registration Statement of ONIX Systems on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21            Subsidiaries of the Registrant.

     23            Consent of Arthur Andersen LLP.

                                       21PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number         Description of Exhibit
    ------------------------------------------------------------------------
     27.1          Financial Data Schedule for the year ended January 3,
                   1998.

     27.2 Financial Data Schedule for the year ended December 28, 1996 (restated for the adoption of SFAS No. 128).

     27.3 Financial Data Schedule for the quarter ended March 29, 1997 (restated for the adoption of SFAS No. 128).

     27.4 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the adoption of SFAS No. 128).

     27.5          Financial Data Schedule for the quarter ended
                   September 27, 1997 (restated for the adoption of SFAS No. 128).