Form 10-Q
period 1998-04-04
THERMO INSTRUMENT SYSTEMS INC
filed 1998-05-18
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   ------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

       Registrant's telephone number, including area code: (781) 622-1000

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
              requirements for the past 90 days. Yes [ X ] No [   ]

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.10 par value               122,161,740
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes
        $538,140 and $283,995 under repurchase
        agreement with affiliated company)         $  678,595     $  468,848
      Available-for-sale investments, at quoted
        market value (amortized cost of $8,135
        and $8,287)                                     8,496          8,328
      Accounts receivable, less allowances
        of $22,675 and $22,786                        346,773        364,075
      Unbilled contract costs and fees                 10,012          9,191
      Inventories:
        Raw materials and supplies                    125,573        118,611
        Work in process                                56,303         52,870
        Finished goods                                 92,721         93,238
      Prepaid expenses                                 23,563         19,292
      Prepaid income taxes                             55,444         54,915
                                                   ----------     ----------
                                                    1,397,480      1,189,368
                                                   ----------     ----------
    Property, Plant, and Equipment, at Cost           318,302        317,605
      Less: Accumulated depreciation and
            amortization                              104,923         97,666
                                                   ----------     ----------
                                                      213,379        219,939
                                                   ----------     ----------
    Other Assets                                       51,488         45,477
                                                   ----------     ----------
    Cost in Excess of Net Assets of Acquired
      Companies                                       887,948        896,369
                                                   ----------     ----------
                                                   $2,550,295     $2,351,153
                                                   ==========     ==========

                                        2PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     April 4,   January 3,
    (In thousands except share amounts)                  1998         1998
    ----------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term obligations (includes $65,000
        and $55,000 due to parent company)         $  121,775   $  116,226
      Accounts payable                                 97,831       97,516
      Accrued payroll and employee benefits            48,396       59,745
      Accrued income taxes                             71,717       61,409
      Accrued installation and warranty expenses       41,995       42,404
      Accrued acquisition expenses (Note 6)            26,032       33,789
      Deferred revenue                                 47,814       41,759
      Other accrued expenses                           98,746      101,827
      Due to parent company and affiliated
        companies                                      15,290       22,027
                                                   ----------   ----------
                                                      569,596      576,702
                                                   ----------   ----------
    Deferred Income Taxes                              30,483       30,430
                                                   ----------   ----------
    Other Deferred Items                               26,961       27,273
                                                   ----------   ----------
    Long-term Obligations:
      Senior convertible obligations (includes
        $140,000 due to parent company)               327,297      327,824
      Subordinated convertible obligations
        (Note 2)                                      410,507      160,547
      Other (includes $53,800 and $168,800 due to
        parent company)                                68,586      184,823
                                                   ----------   ----------
                                                      806,390      673,194
                                                   ----------   ----------
    Minority Interest                                 214,808      165,996
                                                   ----------   ----------
    Shareholders' Investment:
      Common stock, $.10 par value, 250,000,000
        shares authorized; 122,771,730 and
        122,645,040 shares issued                      12,277       12,265
      Capital in excess of par value                  323,434      333,580
      Retained earnings                               609,754      571,899
      Treasury stock at cost, 634,209 and
        670,827 shares                                 (7,031)      (6,965)
      Accumulated other comprehensive items
        (Note 4)                                      (36,377)     (33,221)
                                                   ----------   ----------
                                                      902,057      877,558
                                                   ----------   ----------
                                                   $2,550,295   $2,351,153
                                                   ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                   -----------------------
                                                   April 4,      March 29,
    (In thousands except per share amounts)            1998           1997
    ----------------------------------------------------------------------
    Revenues                                       $407,943       $329,120
                                                   --------       --------
    Costs and Operating Expenses:
      Cost of revenues                              214,209        173,448
      Selling, general, and administrative
        expenses                                    107,727         89,569
      Research and development expenses              28,519         23,407
                                                   --------       --------
                                                    350,455        286,424
                                                   --------       --------
    Operating Income                                 57,488         42,696

    Interest Income                                   8,169          7,224
    Interest Expense (includes $3,431 and $1,559
      to parent company)                            (11,493)        (8,460)
    Gain on Issuance of Stock by Subsidiaries
      (Note 5)                                        9,950         12,035
                                                   --------       --------
    Income Before Provision for Income Taxes
      and Minority Interest Expense                  64,114         53,495
    Provision for Income Taxes                       21,959         17,770
    Minority Interest Expense                         4,300          2,138
                                                   --------       --------
    Net Income                                     $ 37,855       $ 33,587
                                                   ========       ========

    Earnings per Share (Note 3):
      Basic                                        $    .31       $    .28
                                                   ========       ========
      Diluted                                      $    .28       $    .25
                                                   ========       ========
    Weighted Average Shares (Note 3):
      Basic                                         122,065        121,338
                                                   ========       ========
      Diluted                                       146,708        139,302
                                                   ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
    -----------------------------------------------------------------------
    Operating Activities:
      Net income                                   $  37,855      $  33,587
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization               16,117         11,662
          Provision for losses on accounts
            receivable                                   185          1,084
          Gain on issuance of stock by subsidiaries
            (Note 5)                                  (9,950)       (12,035)
          Minority interest expense                    4,300          2,138
          Other noncash expenses                       1,478          1,419
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                     13,700        (12,326)
              Inventories                            (14,028)       (10,436)
              Other current assets                    (5,796)        (7,745)
              Accounts payable                           997          2,942
              Other current liabilities                7,123         (4,785)
          Other                                       (1,074)           (28)
                                                   ---------      ---------
    Net cash provided by operating activities         50,907          5,477
                                                   ---------      ---------
    Investing Activities:
      Acquisitions, net of cash acquired              (1,300)      (336,935)
      Payment to affiliated company for acquired
        business                                     (19,117)             -
      Purchases of property, plant, and equipment     (6,573)        (3,989)
      Proceeds from sale of property, plant, and
        equipment                                      3,768              -
      Other                                              159            601
                                                   ---------      ---------
    Net cash used in investing activities            (23,063)      (340,323)
                                                   ---------      ---------
    Financing Activities:
      Net proceeds from issuance of Company and
        subsidiary common stock (Note 5)              43,701         25,219
      Net proceeds from issuance of subordinated
        convertible debentures (Note 2)              244,150              -
      Proceeds from issuance of long-term
        obligations to parent company                      -        220,000
      Repayment of long-term obligation to
        parent company (Note 2)                     (105,000)             -
      Decrease in short-term borrowings               (2,966)             -
      Repayment of long-term obligations                (894)          (253)
      Other                                               77              -
                                                   ---------      ---------
    Net cash provided by financing activities      $ 179,068      $ 244,966
                                                   ---------      ---------

                                        5PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                                                       Three Months Ended
                                                     ---------------------
                                                     April 4,    March 29,
    (In thousands)                                       1998         1997
    ----------------------------------------------------------------------
    Exchange Rate Effect on Cash                    $   2,835    $    (552)
                                                    ---------    ---------
    Increase (Decrease) in Cash and Cash
      Equivalents                                     209,747      (90,432)
    Cash and Cash Equivalents at Beginning
      of Period                                       468,848      522,688
                                                    ---------    ---------
    Cash and Cash Equivalents at End of Period      $ 678,595    $ 432,256
                                                    =========    =========

    Noncash Activities:
      Fair value of assets of acquired companies    $   1,300    $ 607,466
      Cash paid for acquired companies                 (1,300)    (383,247)
      Cash to be paid for remaining outstanding
        shares of tender offer                              -      (21,102)
      Issuance of subsidiary stock options
        for acquired company                                -       (2,080)
                                                    ---------    ---------
          Liabilities assumed of acquired
            companies                               $       -    $ 201,037
                                                    =========    =========

      Conversions of Company and
        subsidiary convertible obligations          $     567    $   3,997
                                                    =========    =========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        6PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Subordinated Convertible Debentures

        In January 1998, the Company sold at par value $250.0 million principal amount of 4% subordinated convertible debentures due 2005 for net proceeds of $244.2 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $35.65 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation. The Company used a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron. The $105.0 million promissory note was classified as long-term in the accompanying 1997 balance sheet, as its repayment was made using the proceeds of debt with a maturity beyond one year.

                                        7PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    3.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                        --------------------
                                                        April 4,   March 29,
    (In thousands except per share amounts)                 1998        1997
    ------------------------------------------------------------------------
    Basic
    Net income                                          $ 37,855    $ 33,587
                                                        --------    --------
    Weighted average shares                              122,065     121,338
                                                        --------    --------
    Basic earnings per share                            $    .31    $    .28
                                                        ========    ========

    Diluted
    Net income                                          $ 37,855    $ 33,587
    Effect of:
      Convertible obligations                              3,477       2,031
      Majority-owned subsidiaries'
        dilutive securities                                 (907)       (436)
                                                        --------    --------
    Income available to common
      shareholders, as adjusted                         $ 40,425    $ 35,182
                                                        --------    --------
    Weighted average shares                              122,065     121,338
    Effect of:
      Convertible obligations                             23,456      16,828
      Stock options                                        1,187       1,136
                                                        --------    --------
    Weighted average shares, as adjusted                 146,708     139,302
                                                        --------    --------
    Diluted earnings per share                          $    .28    $    .25
                                                        ========    ========

    4.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $34.7 million and $23.7 million, respectively.

                                        8PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    5.  Issuance of Stock by Subsidiary

        In March 1998, the Company's ONIX Systems Inc. subsidiary sold 3,300,000 shares of its common stock in an initial public offering at $14.50 per share for net proceeds of $43.2 million, resulting in a gain of $10.0 million. Following the initial public offering, the Company owned 68% of ONIX Systems' outstanding common stock.

    6.  Accrued Acquisition Expenses

        During 1997, the Company had undertaken a restructuring of Life Sciences International PLC, acquired in March 1997. At January 3, 1998, the remaining reserve for restructuring activities totaled $10.2 million. In March 1998, the Company finalized its plan for restructuring the acquired business. During the first quarter of 1998, the Company expended $3.0 million for restructuring costs, primarily for severance. At April 4, 1998, the remaining reserve for restructuring the Life Sciences businesses was $8.7 million, as adjusted for the impact of currency translation, and primarily represents ongoing severance and abandoned-facility payments.

        During 1996, the Company had undertaken a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc. In March 1997, the Company finalized its plan for restructuring the acquired businesses. At January 3, 1998, the remaining reserve for restructuring activities totaled $11.1 million. During the first quarter of 1998, the Company expended $0.6 million for restructuring costs, primarily for severance and abandoned-facility payments. At April 4, 1998, the remaining reserve for restructuring the Fisons businesses was $10.5 million, and primarily represents ongoing severance and abandoned-facility payments.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

                                        9PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased $78.8 million, or 24%, to $407.9 million in the first quarter of 1998 from $329.1 million in the first quarter of 1997, due primarily to acquisitions, which included Life Sciences in March 1997. Acquisitions added revenues of $81.6 million in the first quarter of 1998. The increase in revenues was offset in part by a decrease of $8.5 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. In addition, revenues increased in 1998 due to higher sales at Metrika Systems Corporation as a result of higher demand at its finished-materials quality control business and, to a lesser extent, at its on-line raw materials analysis business. Revenues also increased at ONIX Systems Inc. due to increased sales of industry-specific instruments to the production segment of the oil and gas industry. At ThermoQuest Corporation, an increase in revenues from Europe and North America was offset by a decrease in its revenues from Japan of $7.0 million due to economic uncertainty in that country. Increased revenues at the majority of ThermoSpectra Corporation's existing operations were slightly more than offset by a decline for test and measurement systems at its Gould Instrument Systems Inc. (GIS) subsidiary and the inclusion in 1997 of a large shipment at its Kevex Instruments subsidiary.

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

        The gross profit margin was unchanged at 47% in the first quarter of 1998 and 1997. The impact of a decline in the gross profit margin in 1998 due to the inclusion of lower-margin revenues at certain businesses acquired in 1997 was offset by the impact in 1997 of an adjustment to expense of $2.7 million relating to the sale of inventories revalued at the time of the acquisition of Life Sciences International PLC.

        Selling, general, and administrative expenses as a percentage of revenues decreased slightly to 26% in the first quarter of 1998 from 27% in the first quarter of 1997, primarily due to efforts to reduce selling and administrative costs at certain acquired businesses and, to a lesser extent, lower selling costs associated with certain of the businesses acquired from Life Sciences. Research and development expenses as a percentage of revenues were unchanged at 7% in 1998 and 1997.

        Interest income increased to $8.2 million in the first quarter of 1998 from $7.2 million in the first quarter of 1997, due to interest income earned on invested proceeds from the Company's January 1998 issuance of $250.0 million principal amount of 4% subordinated convertible debentures by the Company, offset in part by the use of a

                                       10PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    ---------------------------------------------------

    portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron Corporation (Note 2). To a lesser extent, interest income increased due to higher invested cash balances as a result of the sale of common stock by the Company's subsidiaries in 1997. Interest expense increased to $11.5 million in 1998 from $8.5 million in 1997, primarily due to the issuance of an aggregate $428.8 million of promissory notes to Thermo Electron in 1997 in connection with acquisitions and the January 1998 issuance of the 4% subordinated convertible debentures.

        The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries, the Company recorded gains of $10.0 million and $12.0 million in the first quarter of 1998 and 1997, respectively. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rate was 34% in the first quarter of 1998 and 33% in the first quarter of 1997. Excluding the impact of the nontaxable gain on issuance of stock by subsidiaries in 1998 and 1997, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes. Excluding the impact of the nontaxable gains, the effective tax rate decreased in 1998, primarily due to the lower relative effect of nondeductible amortization of cost in excess of net assets of acquired companies and, to a lesser extent, a decrease in foreign tax losses not benefited.

        Minority interest expense increased to $4.3 million in the first quarter of 1998 from $2.1 million in the first quarter of 1997, primarily due to the minority interest associated with the Company's newly public Metrika Systems, ONIX Systems, and Thermo Vision subsidiaries and higher earnings at the Company's other four public subsidiaries.

    Liquidity and Capital Resources

        Consolidated working capital was $827.9 million at April 4, 1998, compared with $612.7 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $687.1 million at April 4, 1998, and $477.2 million at January 3, 1998. Of the $687.1 million balance at April 4, 1998, $396.4 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. The Company's operating

                                       11PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    activities provided cash of $50.9 million in the first three months of 1998. The Company used $14.0 million to increase inventories, in part to replenish year-end levels at ThermoQuest's European sales offices and certain other subsidiaries and to build up inventories at ONIX Systems' industry-specific and composition analysis businesses as a result of long lead-time orders. Cash flow from operations was improved by a decrease in accounts receivable of $13.7 million, primarily due to the timing of cash collections at Metrika Systems, management efforts at Thermo Optek to reduce its investment in accounts receivable, and the effect of lower sales at ThermoSpectra's GIS subsidiary.

        At April 4, 1998, $127.1 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

        The Company's investing activities used $23.0 million of cash in the first three months of 1998. ONIX Systems used $19.1 million of cash to pay Thermo Power Corporation for the Peek Measurement Business, acquired effective November 1997. The Company expended $6.6 million for purchases of property, plant, and equipment and received proceeds of $3.8 million from the sale of property, plant, and equipment.

        The Company's financing activities provided $179.1 million of cash in the first three months of 1998. Net proceeds from the issuance of Company and subsidiary common stock totaled $43.7 million and included $43.2 million of net proceeds from the March 1998 initial public offering of ONIX Systems' common stock (Note 5). In January 1998, the Company sold at par value $250.0 million principal amount of 4% subordinated convertible debentures due 2005 for net proceeds of $244.2 million. The Company used a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron.

        In May 1998, Thermo BioAnalysis Corporation filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission for a public offering by Thermo BioAnalysis of 4,500,000 shares of its common stock. In addition, the underwriters are expected to be granted a 30-day over-allotment option to purchase an additional 675,000 shares. There can be no assurance that this offering will be completed.

        During 1998, the Company plans to make expenditures of approximately $30 million for property, plant, and equipment. As of May 18, 1998, the Company and its majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $90 million. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal

                                       12PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

    development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, additional debt or equity financing from the capital markets, or short-term borrowings from Thermo Electron, although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

    Market Risk

        The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1997.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K
    -----------------------------------------

    (a) Exhibits
    ------------

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K
    -----------------------

        On January 16, 1998, the Company filed a Current Report on Form 8-K dated January 15, 1998, with respect to the sale of the Company's 4% subordinated convertible debentures due 2005 and certain other matters (Item 5).

                                       13PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 18th day of May 1998.

                                         THERMO INSTRUMENT SYSTEMS INC.



                                         Paul F. Kelleher
                                         ------------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ------------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                           Senior Vice President

                                       14PAGE

                         THERMO INSTRUMENT SYSTEMS INC.

                                  EXHIBIT INDEX


    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------

      27          Financial Data Schedule.