Form 10-Q
period 1998-07-04
THERMO INSTRUMENT SYSTEMS INC
filed 1998-08-13
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                 ------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1998
     ----------------------------        ----------------------------
     Common Stock, $.10 par value                 122,198,347

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $560,460
    and $283,995 under repurchase agreement with
    parent company)                                $  730,139   $  468,848
  Available-for-sale investments, at quoted
    market value (amortized cost of $8,228
    and $8,287)                                         9,014        8,328
  Accounts receivable, less allowances of
    $21,406 and $22,786                               341,204      364,075
  Unbilled contract costs and fees                      8,646        9,191
  Inventories:
    Raw materials and supplies                        128,500      118,611
    Work in process                                    56,691       52,870
    Finished goods                                     99,363       93,238
  Prepaid expenses                                     23,368       19,292
  Prepaid income taxes                                 57,087       54,915
                                                   ----------   ----------

                                                    1,454,012    1,189,368
                                                   ----------   ----------

Property, Plant, and Equipment, at Cost               322,939      317,605
  Less: Accumulated depreciation and
        amortization                                  112,537       97,666
                                                   ----------   ----------

                                                      210,402      219,939
                                                   ----------   ----------

Other Assets                                           52,114       45,477
                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired
  Companies (Note 6)                                  901,009      896,369
                                                   ----------   ----------

                                                   $2,617,537   $2,351,153
                                                   ==========   ==========

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment

                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations (includes $65,000
    and $55,000 due to parent company)             $  116,399   $  116,226
  Accounts payable                                     90,290       97,516
  Accrued payroll and employee benefits                45,565       59,745
  Accrued income taxes                                 61,855       61,409
  Accrued installation and warranty expenses           38,877       42,404
  Accrued acquisition expenses (Note 6)                23,808       33,789
  Deferred revenue                                     45,296       41,759
  Other accrued expenses                               99,595      101,827
  Due to parent company and affiliated companies        9,638       22,027
                                                   ----------   ----------

                                                      531,323      576,702
                                                   ----------   ----------

Deferred Income Taxes                                  30,438       30,430
                                                   ----------   ----------

Other Deferred Items                                   28,032       27,273
                                                   ----------   ----------

Long-term Obligations:
  Senior convertible obligations (includes
    $140,000 due to parent company)                   327,292      327,824
  Subordinated convertible obligations (Note 2)       404,817      160,547
  Other (includes $53,800 and $168,800 due to
    parent company)                                    68,655      184,823
                                                   ----------   ----------

                                                      800,764      673,194
                                                   ----------   ----------

Minority Interest                                     274,938      165,996
                                                   ----------   ----------

Shareholders' Investment:
  Common stock, $.10 par value, 250,000,000
    shares authorized; 122,822,998 and
    122,645,040 shares issued                          12,282       12,265
  Capital in excess of par value                      332,886      333,580
  Retained earnings                                   647,350      571,899
  Treasury stock at cost, 631,717 and 670,827
    shares                                             (7,247)      (6,965)
  Accumulated other comprehensive items (Note 4)      (33,229)     (33,221)
                                                   ----------   ----------

                                                      952,042      877,558
                                                   ----------   ----------

                                                   $2,617,537   $2,351,153
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.


                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                       July 4,    June 28,
(In thousands except per share amounts)                   1998        1997
--------------------------------------------------------------------------

Revenues                                              $395,392    $405,235
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                     204,675     210,494
  Selling, general, and administrative expenses        105,944     111,328
  Research and development expenses                     27,741      27,790
  Restructuring and nonrecurring costs (Note 7)          1,423         800
                                                      --------    --------

                                                       339,783     350,412
                                                      --------    --------

Operating Income                                        55,609      54,823

Interest Income                                          9,381       4,453
Interest Expense (includes $3,023 and $5,059
  to parent company)                                   (12,134)    (11,935)
Gain on Issuance of Stock by Subsidiaries (Note 5)      11,063      13,177
                                                      --------    --------

Income Before Provision for Income Taxes and
  Minority Interest Expense                             63,919      60,518
Provision for Income Taxes                              20,989      20,991
Minority Interest Expense                                5,334       2,308
                                                      --------    --------

Net Income                                            $ 37,596    $ 37,219
                                                      ========    ========

Earnings per Share (Note 3):
  Basic                                               $    .31    $    .31
                                                      ========    ========
  Diluted                                             $    .28    $    .28
                                                      ========    ========

Weighted Average Shares (Note 3):
  Basic                                                122,176     121,527
                                                      ========    ========
  Diluted                                              146,644     139,288
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.


                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                         July 4,  June 28,
(In thousands except per share amounts)                     1998      1997
--------------------------------------------------------------------------

Revenues                                                $803,335  $734,355
                                                        --------  --------

Costs and Operating Expenses:
  Cost of revenues                                       418,884   383,942
  Selling, general, and administrative expenses          213,671   200,897
  Research and development expenses                       56,260    51,197
  Restructuring and nonrecurring costs (Note 7)            1,423       800
                                                        --------  --------

                                                         690,238   636,836
                                                        --------  --------

Operating Income                                         113,097    97,519

Interest Income                                           17,550    11,677
Interest Expense (includes $6,454 and $6,618
  to parent company)                                     (23,627)  (20,395)
Gain on Issuance of Stock by Subsidiaries (Note 5)        21,013    25,212
                                                        --------  --------

Income Before Provision for Income Taxes and
  Minority Interest Expense                              128,033   114,013
Provision for Income Taxes                                42,948    38,761
Minority Interest Expense                                  9,634     4,446
                                                        --------  --------

Net Income                                              $ 75,451  $ 70,806
                                                        ========  ========

Earnings per Share (Note 3):
  Basic                                                 $    .62  $    .58
                                                        ========  ========
  Diluted                                               $    .55  $    .53
                                                        ========  ========

Weighted Average Shares (Note 3):
  Basic                                                  122,121   121,433
                                                        ========  ========
  Diluted                                                146,676   139,295
                                                        ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.


                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Six Months Ended
                                                      July 4,   June 28,
(In thousands)                                           1998       1997
------------------------------------------------------------------------

Operating Activities:
  Net income                                        $  75,451  $  70,806
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    31,261     26,092
      Provision for losses on accounts receivable         661      2,890
      Decrease in deferred income taxes                     -       (597)
      Gain on issuance of stock by subsidiaries
        (Note 5)                                      (21,013)   (25,212)
      Minority interest expense                         9,634      4,446
      Other noncash expenses                            3,530      2,874
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                          25,565     (9,608)
          Inventories                                 (17,574)   (15,370)
          Other current assets                         (5,471)    (5,983)
          Accounts payable                               (835)    11,425
          Other current liabilities                   (21,349)   (24,599)
      Other                                            (1,376)       (18)
                                                    ---------  ---------

Net cash provided by operating activities              78,484     37,146
                                                    ---------  ---------

Investing Activities:
  Acquisitions, net of cash acquired (Note 6)         (33,084)  (476,420)
  Payment to affiliated company for acquired
    business                                          (19,117)         -
  Proceeds from sale and maturities of
    available-for-sale investments                          -      5,600
  Purchases of property, plant, and equipment         (12,361)   (10,026)
  Proceeds from sale of property, plant, and
    equipment                                           6,621      4,974
  Other, net                                            1,551        579
                                                    ---------  ---------

Net cash used in investing activities               $ (56,390) $(475,293)
                                                    ---------  ---------

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)


                                                      Six Months Ended
                                                      July 4,   June 28,
(In thousands)                                           1998       1997
------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of Company and
    subsidiary common stock (Note 5)                $ 112,558  $  58,320
  Net proceeds from issuance of subordinated
    convertible debentures (Note 2)                   244,155          -
  Proceeds from issuance of short-term
    obligations to parent company                           -    115,000
  Proceeds from issuance of long-term
    obligations to parent company                           -    220,000
  Repayment of long-term obligation to
    parent company (Note 2)                          (105,000)         -
  Decrease in short-term obligations                  (10,383)    (7,550)
  Repayment of long-term obligations                   (1,657)    (3,930)
  Other                                                    91          -
                                                    ---------  ---------

Net cash provided by financing activities             239,764    381,840
                                                    ---------  ---------

Exchange Rate Effect on Cash                             (567)    (7,053)
                                                    ---------  ---------

Increase (Decrease) in Cash and Cash Equivalents      261,291    (63,360)
Cash and Cash Equivalents at Beginning of Period      468,848    522,688
                                                    ---------  ---------

Cash and Cash Equivalents at End of Period          $ 730,139  $ 459,328
                                                    =========  =========

Noncash Activities:
  Fair value of assets of acquired companies        $  35,982  $ 599,409
  Cash paid for acquired companies                    (33,695)  (518,662)
  Issuance of subsidiary stock options for
    acquired company                                        -     (2,080)
                                                    ---------  ---------

      Liabilities assumed of acquired companies     $   2,287  $  78,667
                                                    =========  =========

  Conversions of Company and subsidiary
    convertible obligations                         $   6,262  $   3,997
                                                    =========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                               Three Months Ended      Six Months Ended
                               --------------------   --------------------
(In thousands except           July 4,     June 28,   July 4,     June 28,
per share amounts)                1998         1997      1998         1997
--------------------------------------------------------------------------
Basic
Net income                    $ 37,596     $ 37,219  $ 75,451     $ 70,806
                              --------     --------  --------     --------

Weighted average shares        122,176      121,527   122,121      121,433
                              --------     --------  --------     --------

Basic earnings per share      $    .31     $    .31  $    .62     $    .58
                              ========     ========  ========     ========

                               Three Months Ended      Six Months Ended
                               --------------------   --------------------
(In thousands except           July 4,     June 28,   July 4,     June 28,
per share amounts)                1998         1997      1998         1997
--------------------------------------------------------------------------
Diluted
Net income                    $ 37,596     $ 37,219  $ 75,451     $ 70,806
Effect of:
  Convertible obligations        3,476        2,021     6,953        4,051
  Majority-owned
    subsidiaries' dilutive
    securities                    (736)        (318)   (1,643)        (753)
                              --------     --------  --------     --------

Income available to common
  shareholders, as adjusted   $ 40,336     $ 38,922  $ 80,761     $ 74,104
                              --------     --------  --------     --------

Weighted average shares        122,176      121,527   122,121      121,433
Effect of:
  Convertible obligations       23,446       16,692    23,451       16,760
  Stock options                  1,022        1,069     1,104        1,102
                              --------     --------  --------     --------

Weighted average shares,
  as adjusted                  146,644      139,288   146,676      139,295
                              --------     --------  --------     --------

Diluted earnings per share    $    .28     $    .28  $    .55     $    .53
                              ========     ========  ========     ========

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 596,000 of such options outstanding, with exercise prices ranging from $29.26 to $31.35 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses from available-for-sale investments. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $40.7 million and $27.7 million, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $75.4 million and $51.4 million, respectively.

5.  Issuance of Stock by Subsidiaries

    Gain on issuance of stock by subsidiaries in the accompanying statement of income for the six-month period ended July 4, 1998, resulted from the following:

    Sale of 3,000,000 shares of Thermo BioAnalysis Corporation common stock in a public offering at $18.125 per share for net proceeds of $51.5 million resulted in a gain of $8.3 million. In addition, Thermo BioAnalysis sold 1,000,000 shares of its common stock to Thermo Electron for proceeds, net of commissions, of $17.5 million, for which no gain was recognized. Following the offering, the Company owned 60% of Thermo BioAnalysis' outstanding common stock.

    Sale of 3,300,000 shares of ONIX Systems Inc. common stock in an initial public offering at $14.50 per share for net proceeds of $43.2 million resulted in a gain of $10.0 million. Following the initial public offering, the Company owned 68% of ONIX Systems' outstanding common stock.

    Conversion of $1.8 million of Thermo Optek Corporation 5% subordinated convertible debentures, convertible at $13.94 per share, into 127,646 shares of Thermo Optek common stock resulted in a gain of $0.9 million. Following the conversions, the Company owned 91% of Thermo Optek's outstanding common stock.

    Conversion of $4.0 million of ThermoQuest Corporation 5% subordinated convertible debentures, convertible at $16.50 per share, into 239,393 shares of ThermoQuest common stock resulted in a gain of $1.8 million. Following the conversions, the Company owned 87% of ThermoQuest's outstanding common stock.

6.  Acquisitions

    In June 1998, the Company acquired two businesses that constitute a portion of the environmental group of Smiths Industries plc's Graseby Limited subsidiary for $22.9 million in cash, net of cash acquired. These businesses are based in the United Kingdom and provide particulate-monitoring equipment and systems for the extraction and analysis of samples from industrial smokestacks. During the first six months of 1998, the Company acquired several other businesses for $10.2 million in cash, net of cash acquired.

    These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $18.9 million, which is being amortized over 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

    During 1997, the Company undertook a restructuring of Life Sciences International PLC, acquired in March 1997. In March 1998, the Company finalized its plan for restructuring the acquired business. At January 3, 1998, the remaining reserve for restructuring activities totaled $10.2 million. During the first six months of 1998, the Company expended $4.5 million for restructuring costs, primarily for severance. At July 4, 1998, the remaining reserve for restructuring the Life Sciences businesses was $7.4 million, as adjusted for the impact of currency translation, and primarily represents ongoing severance and abandoned-facility payments.

    During 1996, the Company undertook a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, acquired in March 1996. In March 1997, the Company finalized its plan for restructuring the acquired businesses. At January 3, 1998, the remaining reserve for restructuring activities totaled $11.1 million. During the first six months of 1998, the Company expended $1.2 million for restructuring costs, primarily for severance and abandoned-facility payments. At July 4, 1998, the remaining reserve for restructuring the Fisons businesses was $9.9 million and primarily represents ongoing severance and abandoned-facility payments.

7.   Restructuring and Nonrecurring Costs

    In December 1996, five former employees of the Company's Epsilon Industrial, Inc. subsidiary sought damages in an arbitration proceeding for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by the Company. The arbitrators rendered a decision with respect to such claims during the second quarter of 1998 and the Company recorded $1.4 million of nonrecurring costs related to the resolution of this matter.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

     Revenues decreased $9.8 million, or 2%, to $395.4 million in the second quarter of 1998 from $405.2 million in the second quarter of 1997. Revenues decreased primarily due to an $18.4 million decline in sales at ThermoQuest Corporation. ThermoQuest's sales decline resulted principally from a $15.6 million decrease in sales of analytical instruments, of which $9.0 million was attributable to a decline in revenues from Europe and North America, primarily due to orders being received late in the quarter, and $4.0 million was attributable to lower sales in Asia due to unstable economic conditions in that region. The remainder of the decrease in ThermoQuest's sales resulted primarily from the impact of an affiliated company no longer using ThermoQuest's sales offices as a distributor for certain products and the unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which it operates. ThermoQuest's backlog at July 4, 1998, increased by $7.2 million from the end of the first quarter of 1998. In addition, the effect of lower sales at Thermo Optek Corporation, primarily due to lower sales to the semiconductor industry and lower sales in Asia, was offset in part by higher sales at ONIX Systems Inc. due to the inclusion of revenues from acquisitions and increased sales of industry-specific instruments to the production segment of the oil and gas industry. In total, acquisitions added $15.0 million of revenues in 1998 and the unfavorable effects of currency translation decreased revenues by $7.2 million in 1998.

    The Company's backlog decreased $29.1 million during the first six months of 1998 to $269.8 million. The backlog decreased primarily at Thermo Optek and at ThermoSpectra Corporation and was principally a result of a slowdown in the semiconductor and related industries.

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

    The gross profit margin was unchanged at 48% in the second quarter of 1998 and 1997.

    Selling, general, and administrative expenses as a percentage of revenues was unchanged at 27% in the second quarter of 1998 and 1997. Research and development expenses as a percentage of revenues was unchanged at 7% in 1998 and 1997.

    Five former employees of the Company's Epsilon Industrial, Inc. subsidiary had sought damages in an arbitration proceeding for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by the Company. The arbitrators rendered a decision with respect to such claims during the second quarter of 1998 and the Company recorded $1.4 million of nonrecurring costs related to the resolution of this matter (Note 7). Restructuring and nonrecurring costs of $0.8 million in 1997 represents severance for employees terminated during the quarter at one of ThermoSpectra's business units. ThermoSpectra expects to undertake additional restructuring activities during the remainder of 1998 which will result in additional charges.

    Interest income increased to $9.4 million in the second quarter of 1998 from $4.5 million in the second quarter of 1997, primarily due to interest income earned on invested proceeds from the Company's January 1998 issuance of $250.0 million principal amount of 4% subordinated convertible debentures, offset in part by the use of a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron Corporation (Note 2). To a lesser extent, interest income increased due to higher invested cash balances as a result of the sale of common stock by the Company's subsidiaries in 1997 and 1998. Interest expense increased slightly to $12.1 million in 1998 from $11.9 million in 1997.

    The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by subsidiaries and issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $11.1 million in the second quarter of 1998 (Note 5) and $13.2 million in the second quarter of 1997. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

    The effective tax rate was 33% in the second quarter of 1998 and 35% in the second quarter of 1997. Excluding the impact of the nontaxable gains on issuance of stock by subsidiaries in 1998 and 1997, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes. Excluding the impact of the nontaxable gains, the effective tax rate decreased in 1998, primarily due to the lower relative effect of nondeductible amortization of cost in excess of net assets of acquired companies and, to a lesser extent, a decrease in foreign tax losses not benefited.

    Minority interest expense increased to $5.3 million in the second quarter of 1998 from $2.3 million in the second quarter of 1997, primarily due to the minority interest associated with the Company's newly public ONIX Systems and Thermo Vision Corporation subsidiaries, the minority interest associated with the earnings of certain of the Life Sciences International PLC businesses sold to ThermoQuest and Thermo Optek in 1997, and the increase in minority ownership as a result of the June 1998 sale of common stock by Thermo BioAnalysis.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased $69.0 million, or 9%, to $803.3 million in the first six months of 1998 from $734.4 million in the first six months of 1997, due to acquisitions, which included Life Sciences in March 1997. Acquisitions added revenues of $96.6 million in the first six months of 1998. Sales increased at ONIX Systems due to higher sales of industry-specific instruments to the production segment of the oil and gas industry and at Metrika Systems Corporation as a result of higher demand at its finished-materials business and, to a lesser extent, at its raw materials business. The increase in revenues was offset in part by a decrease of $15.7 million in revenues due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. At ThermoQuest, revenues from Asia decreased $12.0 million due to economic uncertainty in that region. Revenues decreased at Thermo Optek due to lower sales to the semiconductor industry and lower sales in Asia.

    The gross profit margin was unchanged at 48% in the first six months of 1998 and 1997. A decline in the gross profit margin in 1998 due to the inclusion of lower-margin revenues at certain businesses acquired in 1997 was offset by the impact in 1997 of an adjustment to expense of $3.2 million relating to the sale of inventories revalued at the time of the acquisition of Life Sciences.

    Selling, general, and administrative expenses as a percentage of revenues was unchanged at 27% in the first six months of 1998 and 1997. Research and development expenses as a percentage of revenues was unchanged at 7% in 1998 and 1997.

    Interest income increased to $17.6 million in the first six months of 1998 from $11.7 million in the first six months of 1997, primarily due to the reasons discussed in the results of operations for the second quarter. Interest expense increased to $23.6 million in 1998 from $20.4 million in 1997, primarily due to the issuance of an aggregate $428.8 million of promissory notes to Thermo Electron in 1997 in connection with acquisitions and the January 1998 issuance of the 4% subordinated convertible debentures.

    As a result of the sale of stock by subsidiaries and issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $21.0 million in the first six months of 1998 (Note 5) and $25.2 million in the first six months of 1997.

    The effective tax rate was 34% in the first six months of 1998 and 1997. Excluding the impact of the nontaxable gains on issuance of stock by subsidiaries in 1998 and 1997, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, the inability to provide a tax benefit on losses incurred at certain foreign subsidiaries, and the impact of state income taxes. Excluding the impact of the nontaxable gains, the effective tax rate decreased in 1998, primarily due to the lower relative effect of nondeductible amortization of cost in excess of net assets of acquired companies and, to a lesser extent, a decrease in foreign tax losses not benefited.

    Minority interest expense increased to $9.6 million in the first six months of 1998 from $4.4 million in the first six months of 1997, primarily due to the minority interest associated with the Company's newly public ONIX Systems, Metrika Systems, and Thermo Vision subsidiaries and the earnings of certain of the Life Sciences businesses sold to ThermoQuest and Thermo Optek in 1997.

Liquidity and Capital Resources

    Consolidated working capital was $922.7 million at July 4, 1998, compared with $612.7 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $739.2 million at July 4, 1998, and $477.2 million at January 3, 1998. Of the $739.2 million balance at July 4, 1998, $471.9 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. The Company's operating activities provided cash of $78.5 million in the first six months of 1998. The Company used cash of $21.3 million to reduce other current liabilities, primarily to reduce accrued payroll and related benefits, principally at ThermoQuest, and to make payments for accrued acquisition expenses (Note 6). The Company used cash of $17.6 million to increase inventories, in part at Thermo BioAnalysis as a result of an increase in finished-goods inventory at its liquid-handling business and in part at ThermoQuest to replenish year-end inventory levels at its European sales offices and to build up inventories in preparation for a new product release. Cash flow from operations was improved by a decrease in accounts receivable of $25.6 million, primarily due to lower revenues at ThermoQuest and Thermo Optek, management efforts at Thermo Optek to reduce its investment in accounts receivable, and the timing of cash collections at Metrika Systems.

    At July 4, 1998, $135.0 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

    The Company's investing activities used $56.4 million of cash in the first six months of 1998, including $33.1 million for acquisitions (Note 6). ONIX Systems used $19.1 million of cash to pay Thermo Power Corporation for the Peek Measurement Business, acquired effective November 1997. The Company expended $12.4 million for purchases of property, plant, and equipment and received proceeds of $6.6 million from the sale of property, plant, and equipment.

    The Company's financing activities provided $239.8 million of cash in the first six months of 1998. Net proceeds from the issuance of Company and subsidiary common stock totaled $112.6 million, which included $112.2 million of net proceeds from the June 1998 sale of Thermo BioAnalysis' common stock and the March 1998 initial public offering of ONIX Systems' common stock (Note 5). In January 1998, the Company sold at par value $250.0 million principal amount of 4% subordinated convertible debentures due 2005 for net proceeds of $244.2 million (Note 2). The Company used a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron.

    In July 1998, the Company's Board of Directors authorized the repurchase by the Company of up to 3 million shares of its common stock, through July 1999, in the open market or in negotiated transactions, as well as up to $25 million of the common stock of its subsidiaries.

    During the remainder of 1998, the Company plans to make expenditures of approximately $18 million for property, plant, and equipment. Since July 4, 1998, the Company and its majority-owned subsidiaries have expended $44.5 million on acquisitions of businesses and as of August 12, 1998, the Company and its majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $32 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Electron, although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

Market Risk

    The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1997.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected six directors to a one-year term expiring in 1999. The directors elected at the meeting were: Col. Frank Borman, Dr. George
N. Hatsopoulos, Mr. John N. Hatsopoulos, Mr. Earl R. Lewis, Mr. Arvin H. Smith, and Mr. Polyvios C. Vintiadis. Col. Borman received 117,173,601 shares voted in favor of election and 81,202 shares voted against; Dr. G. Hatsopoulos and Mr. J. Hatsopoulos each received 117,181,941 shares voted in favor of election and 72,862 shares voted against; Mr. Lewis received 117,181,993 shares voted in favor of election and 72,810 shares voted against; Mr. Smith received 117,182,066 shares voted in favor of election and 72,737 shares voted against; and Mr. Vintiadis received 117,181,696 shares voted in favor of election and 73,107 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

    On August 12, 1998, Thermo Electron Corporation, which owns a majority of the Company's outstanding common stock, issued a press release concerning a proposed corporate reorganization involving several of its subsidiaries, including the Company. See Exhibit 99.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1998.

                                       THERMO INSTRUMENT SYSTEMS INC.



                                       Paul F. Kelleher
                                       ---------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ---------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
------------------------------------------------------------------------
  27          Financial Data Schedule.

  99          Thermo Electron Corporation Press Release dated August 12,
              1998.