Form 10-Q
period 1998-10-03
THERMO INSTRUMENT SYSTEMS INC
filed 1998-11-12
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                Outstanding at October 30, 1998
     ----------------------------    -------------------------------
     Common Stock, $.10 par value              119,229,843

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $424,541
    and $283,995 under repurchase agreement with
    parent company)                                $  566,041   $  468,848
  Available-for-sale investments, at quoted
    market value (amortized cost of $6,019
    and $8,287)                                         6,021        8,328
  Accounts receivable, less allowances of
    $25,064 and $22,786                               371,927      364,075
  Unbilled contract costs and fees                     12,124        9,191
  Inventories:
    Raw materials and supplies                        121,638      118,611
    Work in process                                    63,833       52,870
    Finished goods                                    106,871       93,238
  Prepaid expenses                                     21,407       19,292
  Prepaid income taxes                                 62,100       54,915
                                                   ----------   ----------

                                                    1,331,962    1,189,368
                                                   ----------   ----------

Property, Plant, and Equipment, at Cost               336,018      317,605
  Less: Accumulated depreciation and
        amortization                                  119,872       97,666
                                                   ----------   ----------

                                                      216,146      219,939
                                                   ----------   ----------

Other Assets                                           64,347       45,477
                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired
  Companies (Note 6)                                  939,194      896,369
                                                   ----------   ----------

                                                   $2,551,649   $2,351,153
                                                   ==========   ==========

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)

                  Liabilities and Shareholders' Investment

                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable and current maturities of
    long-term obligations (includes $60,000
    and $55,000 due to parent company)             $  113,213   $  116,226
  Accounts payable                                     90,843       97,516
  Accrued payroll and employee benefits                49,971       59,745
  Accrued income taxes                                 59,226       61,409
  Accrued installation and warranty expenses           42,387       42,404
  Accrued acquisition expenses (Note 6)                25,286       33,789
  Deferred revenue                                     46,240       41,759
  Other accrued expenses (Note 7)                     126,987      101,827
  Due to parent company and affiliated companies       22,577       22,027
                                                   ----------   ----------

                                                      576,730      576,702
                                                   ----------   ----------

Deferred Income Taxes                                  30,757       30,430
                                                   ----------   ----------

Other Deferred Items                                   30,291       27,273
                                                   ----------   ----------

Long-term Obligations:
  Senior convertible obligations (includes
    $140,000 due to parent company)                   327,042      327,824
  Subordinated convertible obligations
    (Notes 2 and 8)                                   398,767      160,547
  Other (includes $3,800 and $168,800 due to
    parent company)                                    18,229      184,823
                                                   ----------   ----------

                                                      744,038      673,194
                                                   ----------   ----------

Minority Interest                                     251,729      165,996
                                                   ----------   ----------

Shareholders' Investment:
  Common stock, $.10 par value, 250,000,000
    shares authorized; 122,855,781 and
    122,645,040 shares issued                          12,286       12,265
  Capital in excess of par value                      327,880      333,580
  Retained earnings                                   650,427      571,899
  Treasury stock at cost, 3,625,938 and 670,827
    shares                                            (64,091)      (6,965)
  Accumulated other comprehensive items (Note 4)       (8,398)     (33,221)
                                                   ----------   ----------

                                                      918,104      877,558

                                                   ----------   ----------

                                                   $2,551,649   $2,351,153
                                                   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $407,010       $403,900
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues (Note 7)                         230,234        214,999
  Selling, general, and administrative expenses     110,905        105,080
  Research and development expenses                  28,089         27,407
  Restructuring and nonrecurring costs (Note 7)      21,871              -
                                                   --------       --------

                                                    391,099        347,486
                                                   --------       --------

Operating Income                                     15,911         56,414

Interest Income                                       8,688          6,864
Interest Expense (includes $2,502 and $6,574 to
  parent company)                                   (11,108)       (13,448)
Gain on Issuance of Stock by Subsidiaries
  (Note 5)                                           (2,431)        12,659
Gain on Sale of Investments                             713              -
                                                   --------       --------

Income Before Provision for Income Taxes,
  Minority Interest, and Extraordinary Item          11,773         62,489
Provision for Income Taxes                            8,000         21,919
Minority Interest Expense                               891          3,297
                                                   --------       --------

Income Before Extraordinary Item                      2,882         37,273
Extraordinary Item, Net of Provision for Income
  Taxes and Minority Interest of $143 (Note 8)          195              -
                                                   --------       --------

Net Income                                         $  3,077       $ 37,273
                                                   ========       ========

Earnings per Share (Notes 3 and 8):
  Basic                                            $    .03       $    .31
                                                   ========       ========

  Diluted                                          $    .03       $    .28
                                                   ========       ========

Weighted Average Shares (Notes 3 and 8):
  Basic                                             120,399        121,585
                                                   ========       ========

  Diluted                                           120,974        139,475
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                         $1,210,345     $1,138,255
                                                 ----------     ----------

Costs and Operating Expenses:
  Cost of revenues (Note 7)                         649,118        598,941
  Selling, general, and administrative
    expenses                                        324,576        305,977
  Research and development expenses                  84,349         78,604
  Restructuring and nonrecurring costs
    (Note 7)                                         23,294            800
                                                 ----------     ----------

                                                  1,081,337        984,322
                                                 ----------     ----------

Operating Income                                    129,008        153,933

Interest Income                                      26,238         18,541
Interest Expense (includes $8,956 and $13,192
  to parent company)                                (34,735)       (33,843)
Gain on Issuance of Stock by Subsidiaries
  (Note 5)                                           18,582         37,871
Gain on Sale of Investments                             713              -
                                                 ----------     ----------

Income Before Provision for Income Taxes,
  Minority Interest, and Extraordinary Item         139,806        176,502
Provision for Income Taxes                           50,948         60,680
Minority Interest Expense                            10,525          7,743
                                                 ----------     ----------

Income Before Extraordinary Item                     78,333        108,079
Extraordinary Item, Net of Provision for Income
  Taxes and Minority Interest of $143 (Note 8)          195              -
                                                 ----------     ----------

Net Income                                       $   78,528     $  108,079
                                                 ==========     ==========

Earnings per Share (Notes 3 and 8):
  Basic                                          $      .65     $      .89
                                                 ==========     ==========

  Diluted                                        $      .60     $      .81
                                                 ==========     ==========

Weighted Average Shares (Notes 3 and 8):
  Basic                                             121,547        121,483
                                                 ==========     ==========

  Diluted                                           133,900        139,355
                                                 ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  78,528     $ 108,079
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   47,011        41,822
      Noncash restructuring and nonrecurring
        costs (Note 7)                                 2,204             -
      Provision for losses on accounts
        receivable                                     1,508         3,607
      Decrease in deferred income taxes                    -          (650)
      Gain on issuance of stock by subsidiaries
        (Note 5)                                     (18,582)      (37,871)
      Gain on sale of investments                       (713)            -
      Minority interest expense                       10,525         7,743
      Extraordinary item, net of minority
        interest expense (Note 8)                       (320)            -
      Other noncash expenses, net                     13,713         4,855
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                         19,062       (22,770)
          Inventories                                (15,515)      (12,163)
          Other current assets                        (2,349)       (1,443)
          Accounts payable                            (9,195)       (3,271)
          Other current liabilities                  (15,048)       (5,820)
      Other                                           (1,739)         (111)
                                                   ---------     ---------

Net cash provided by operating activities            109,090        82,007
                                                   ---------     ---------

Investing Activities:
  Acquisitions, net of cash acquired (Note 6)        (79,063)     (482,784)
  Payment to affiliated company for acquired
    business                                         (19,117)            -
  Purchases of available-for-sale investments              -        (9,000)
  Proceeds from sale and maturities of
    available-for-sale investments                     2,769         5,600
  Purchases of property, plant, and equipment        (18,901)      (21,292)
  Proceeds from sale of property, plant, and
    equipment                                          7,802         6,732
  Other, net                                          (6,283)          660
                                                   ---------     ---------

Net cash used in investing activities              $(112,793)    $(500,084)
                                                   ---------     ---------

                         THERMO INSTRUMENT SYSTEMS INC.

                                   (Unaudited)


                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Financing Activities:
  Net proceeds from issuance of Company and
    subsidiary common stock (Note 5)               $ 112,638     $  78,756
  Net proceeds from issuance of subordinated
    convertible debentures (Note 2)                  244,226             -
  Repurchase of Company and subsidiary common
    stock and subordinated convertible
    debentures (Note 8)                              (87,861)            -
  Proceeds from issuance of short- and long-
    term obligations to parent company                     -       428,800
  Repayment of short- and long-term obligations
    to parent company (Note 2)                      (160,000)     (220,000)
  Decrease in short-term notes payable               (10,149)       (5,719)
  Repayment of long-term obligations                  (2,085)       (4,492)
                                                   ---------     ---------

Net cash provided by financing activities             96,769       277,345
                                                   ---------     ---------

Exchange Rate Effect on Cash                           4,127        (4,511)
                                                   ---------     ---------

Increase (Decrease) in Cash and Cash Equivalents      97,193      (145,243)
Cash and Cash Equivalents at Beginning of Period     468,848       522,688
                                                   ---------     ---------

Cash and Cash Equivalents at End of Period         $ 566,041     $ 377,445
                                                   =========     =========

Noncash Activities (Note 6):
  Fair value of assets of acquired companies       $ 114,774     $ 624,805
  Cash paid for acquired companies                   (82,424)     (533,965)
  Issuance of subsidiary stock options for
    acquired company                                       -        (1,693)
                                                   ---------     ---------

      Liabilities assumed of acquired companies    $  32,350     $  89,147
                                                   =========     =========

  Conversions of Company and subsidiary
    convertible obligations                        $   7,562     $  15,997
                                                   =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                         THERMO INSTRUMENT SYSTEMS INC.
                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Subordinated Convertible Debentures

    In January 1998, the Company sold at par value $250.0 million principal amount of 4% subordinated convertible debentures due 2005 for net proceeds of $244.2 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $35.65 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation. The Company used a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron. The $105.0 million promissory note was classified as long-term in the accompanying balance sheet as of January 3, 1998, as its repayment was made using the proceeds of debt with a maturity beyond one year.

3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                             Three Months Ended        Nine Months Ended
                             -------------------       -------------------
(In thousands except          Oct. 3,  Sept. 27,       Oct. 3,   Sept. 27,
per share amounts)               1998       1997          1998        1997
--------------------------------------------------------------------------
Basic
Net Income                   $  3,077   $ 37,273      $ 78,528    $108,079
                             --------   --------      --------    --------

Weighted Average Shares       120,399    121,585       121,547     121,483
                             --------   --------      --------    --------

Basic Earnings per Share     $    .03   $    .31      $    .65    $    .89
                             ========   ========      ========    ========

                             Three Months Ended        Nine Months Ended
                             -------------------       -------------------
(In thousands except         Oct. 3,   Sept. 27,       Oct. 3,   Sept. 27,
per share amounts)               1998       1997          1998        1997
--------------------------------------------------------------------------
Diluted
Net Income                   $  3,077   $ 37,273      $ 78,528    $108,079
Effect of:
  Convertible obligations           -      2,021         2,568       6,072
  Majority-owned
    subsidiaries' dilutive
    securities                    (24)      (906)       (1,405)     (1,658)
                             --------   --------      --------    --------

Income Available to Common
  Shareholders, as
  Adjusted                   $  3,053   $ 38,388      $ 79,691    $112,493
                             --------   --------      --------    --------

Weighted Average Shares       120,399    121,585       121,547     121,483
Effect of:
  Convertible obligations           -     16,692        11,426      16,737
  Stock options                   575      1,198           927       1,135
                             --------   --------      --------    --------

Weighted Average Shares,
  as Adjusted                 120,974    139,475       133,900     139,355
                             --------   --------      --------    --------

Diluted Earnings per Share   $    .03   $    .28      $    .60    $    .81
                             ========   ========      ========    ========

    The computation of diluted earnings per share for the three- and nine-month periods ended October 3, 1998, excludes the effect of assuming the conversion of certain of the Company's convertible obligations because the effect would be antidilutive. The computation of diluted earnings per share for the three-month period ended October 3, 1998, excludes the Company's convertible obligations as follows: $140.0 million principal amount 3 3/4% senior convertible note due to parent company, convertible at $13.55 per share; $14.5 million principal amount 3 3/4% senior convertible debentures, convertible at $13.55 per share; $172.5 million principal amount 4 1/2% senior convertible debentures, convertible at $34.46 per share; and $250.0 million principal amount 4% subordinated convertible debentures, convertible at $35.65 per share. The computation of diluted earnings per share for the nine-month period ended October 3, 1998, excludes the Company's 4 1/2% senior convertible debentures and 4% subordinated convertible debentures.

    In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 1,145,625 of such options outstanding, with exercise prices ranging from $26.29 to $31.35 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses on available-for-sale investments. During the third quarter of 1998 and 1997, the Company's comprehensive income totaled $23.6 million and $28.4 million, respectively. During the first nine months of 1998 and 1997, the Company's comprehensive income totaled $98.5 million and $82.3 million, respectively.

5.  Issuance of Stock by Subsidiaries

    Gain on issuance of stock by subsidiaries in the accompanying statement of income for the nine-month period ended October 3, 1998, resulted from the following:

    Sale of 3,000,000 shares of Thermo BioAnalysis Corporation common stock in a public offering during the second quarter of 1998 at $18.125 per share for net proceeds of $51.5 million resulted in a gain of $8.3 million. In addition, in the same offering, Thermo BioAnalysis sold 1,000,000 shares of its common stock to Thermo Electron for net proceeds of $17.5 million, for which no gain was recognized. In the third quarter of 1998, Thermo BioAnalysis repurchased 550,000 shares of its common stock, which resulted in a gain reversal of $2.4 million. As of October 3, 1998, the Company owned 62% of Thermo BioAnalysis' outstanding common stock.

    Sale of 3,300,000 shares of ONIX Systems Inc. common stock in an initial public offering at $14.50 per share for net proceeds of $43.2 million resulted in a gain of $10.0 million. As of October 3, 1998, the Company owned 72% of ONIX Systems' outstanding common stock.

    Conversion of $1.8 million of Thermo Optek Corporation 5% subordinated convertible debentures, convertible at $13.94 per share, into 127,646 shares of Thermo Optek common stock resulted in a gain of $0.9 million. As of October 3, 1998, the Company owned 92% of Thermo Optek's outstanding common stock.

    Conversion of $4.0 million of ThermoQuest Corporation 5% subordinated convertible debentures, convertible at $16.50 per share, into 239,393 shares of ThermoQuest common stock resulted in a gain of $1.8 million. As of October 3, 1998, the Company owned 88% of ThermoQuest's outstanding common stock.

6.  Acquisitions

    In June 1998, the Company acquired two businesses that constitute a portion of the environmental group of Smiths Industries plc's Graseby Limited subsidiary for $23.2 million in cash, net of cash acquired. These businesses are based in the United Kingdom and provide particulate-monitoring equipment and systems for the extraction and analysis of samples from industrial smokestacks. During the first nine months of 1998, the Company acquired several other businesses for $55.9 million in cash, net of cash acquired.

    These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $49.0 million, which is being amortized over periods not exceeding 40 years. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired businesses were not material to the Company's results of operations.

    During 1997, the Company undertook a restructuring of Life Sciences International PLC, acquired in March 1997. In March 1998, the Company finalized its plan for restructuring the acquired business. At January 3, 1998, the remaining reserve for these restructuring activities totaled $10.2 million. During the first nine months of 1998, the Company expended $5.7 million for restructuring costs relating to this acquisition, primarily for severance. At October 3, 1998, the remaining reserve for restructuring the Life Sciences businesses was $7.3 million, as adjusted for the impact of currency translation, and primarily represents ongoing severance and abandoned-facility payments.

    During 1996, the Company undertook a restructuring of a substantial portion of the businesses constituting the Scientific Instruments Division of Fisons plc, acquired in March 1996. In March 1997, the Company finalized its plan for restructuring the acquired businesses. At January 3, 1998, the remaining reserve for these restructuring activities totaled $11.1 million. During the first nine months of 1998, the Company expended $1.5 million for restructuring costs relating to this acquisition, primarily for abandoned-facility and severance payments. At October 3, 1998, the remaining reserve for restructuring the Fisons businesses was $10.0 million, as adjusted for the impact of currency translation, and is primarily for ongoing payments for abandoned-facilities and, to a lesser extent, severance.

7.   Restructuring and Nonrecurring Costs

    During the third quarter of 1998, the Company and its subsidiaries recorded restructuring and related costs of $30.5 million. Restructuring costs of $21.9 million consist of $17.2 million related to severance costs for approximately 760 employees across all functions, $4.3 million related primarily to facility-closing costs, and $0.4 million related to the loss on the sale of a division. The charge for facility-closing costs includes $2.2 million for write-downs of related fixed assets. In addition, the Company recorded $8.6 million of inventory write-downs, included in cost of revenues in the accompanying statement of income, related to discontinuing certain product lines and increased excess and obsolescence reserves associated with lower product demand.

    In connection with these actions, the Company expects to incur additional costs in the fourth quarter of 1998 and the first quarter of 1999 totaling $2.2 million, for costs not permitted as charges in the third quarter of 1998, pursuant to Emerging Issues Task Force Pronouncement No. 94-3. These costs primarily include costs to move inventories and certain employee relocation and related costs.

    The Company expects to complete the implementation of its restructuring plan in the first half of 1999. As of October 3, 1998, the Company had terminated 274 employees and had expended $1.7 million of the established reserves. The remaining liability for severance and facility-closing costs of $18.0 million, as adjusted for the impact of currency translation, is included in other accrued expenses in the accompanying balance sheet as of October 3, 1998.

    In December 1996, five former employees of the Company's Epsilon Industrial, Inc. subsidiary sought damages in an arbitration proceeding for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by the Company. The arbitrators rendered a decision with respect to such claims during the second quarter of 1998, and the Company recorded $1.4 million of nonrecurring costs related to the resolution of this matter at that time.

8.  Extraordinary Item

    During the third quarter of 1998, a majority-owned subsidiary of the Company repurchased $5.0 million principal amount of its subordinated convertible debentures for $4.6 million in cash, resulting in an extraordinary gain of $0.2 million, net of taxes and minority interest of $0.1 million. The extraordinary gain recorded by the Company increased basic and diluted earnings per share by $.01 in the three- and nine-month periods ended October 3, 1998.

9.  Proposed Reorganization

    On August 12, 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron may acquire Thermedics Inc.'s equity interest in Thermo Sentron Inc. and Thermedics Detection Inc. for shares of Thermedics common stock and, in turn, transfer such equity interests to the Company in exchange for cash. Subsequently, Metrika Systems Corporation, ONIX Systems, and Thermo Sentron may be merged to form one majority-owned, publicly traded subsidiary of the Company. Shareholders of Metrika Systems, ONIX Systems, and Thermo Sentron would receive shares of common stock of the combined entity in exchange for their shares of common stock of Metrika Systems, ONIX Systems, and Thermo Sentron, respectively. Also, ThermoSpectra Corporation and Thermedics Detection may be taken private and become wholly owned subsidiaries of the Company. The public shareholders of ThermoSpectra and Thermedics Detection would receive cash or newly issued shares of the Company's common stock in exchange for their shares of common stock of ThermoSpectra and Thermedics Detection, respectively. The completion of these transactions is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the boards of directors (including the independent directors) of the respective companies, including the Company; the negotiation and execution of definitive agreements; the receipt of fairness opinions from one or more investment banking firms on certain financial aspects of the transactions; the approval of Thermo Electron's Board of Directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions. One or more of these transactions may not occur if the applicable conditions described above are not satisfied.

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

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues increased $3.1 million to $407.0 million in the third quarter of 1998 from $403.9 million in the third quarter of 1997. Acquisitions added revenues of $29.8 million in the third quarter of 1998. The increase was substantially offset by a decrease in revenues at the Company's existing businesses. A decrease in revenues at Thermo Optek Corporation of $11.2 million in 1998 was primarily due to lower sales to customers in Asia and to the semiconductor industry. Revenues at ThermoSpectra Corporation decreased $8.2 million in 1998, primarily due to a downturn in the semiconductor industry. In addition, certain of the

Company's other business units experienced lower demand, in part as a result of global economic conditions. The unfavorable effects of currency translation due to the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates decreased revenues by $1.0 million in 1998.

    The Company's backlog decreased $7.3 million during the first nine months of 1998 to $291.6 million. Backlog decreased primarily at Thermo Optek and ThermoSpectra, principally as a result of a decrease in demand in Asia and the slowdown in the semiconductor and related industries.

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

    The gross profit margin decreased to 43% in the third quarter of 1998 from 47% in the third quarter of 1997, primarily due to inventory write-downs of $8.6 million recorded in 1998 for discontinued product lines and excess inventories caused by lower product demand (Note 7). The gross profit margin in the 1997 period included the unfavorable effect of an inventory write-off at ThermoSpectra.

    Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the third quarter of 1998 from 26% in the third quarter of 1997, primarily due to the opening and expansion of sales and service offices at Thermo BioAnalysis Corporation's liquid-handling and bioinstrumentation businesses and the effect of lower sales at certain of the Company's business units without a proportional reduction in costs. The recent restructuring actions described below and in Note 7 to Consolidated Financial Statements will reduce costs in the future. Research and development expenses as a percentage of revenues was unchanged at 7% in 1998 and 1997.

    In addition to the inventory write-downs discussed above, the Company recorded restructuring costs of $21.9 million during the third quarter of 1998 (Note 7). Of these charges, $17.2 million represents severance costs for approximately 760 employees, $4.3 million represents facility-closing costs, and $0.4 million represents the loss on the sale of a division. The Company expects to complete the implementation of its restructuring plan in the first half of 1999. In connection with the closing of certain facilities, the Company expects to incur additional costs in the fourth quarter of 1998 and the first quarter of 1999 totaling $2.2 million.

    Interest income increased to $8.7 million in the third quarter of 1998 from $6.9 million in the third quarter of 1997. This increase was primarily due to interest income earned on invested proceeds from the Company's January 1998 issuance of $250.0 million principal amount of 4% subordinated convertible debentures, offset in part by the use of a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron Corporation (Note 2). To a lesser extent, interest income increased due to higher average invested balances as a result of the sale of common stock by the Company's subsidiaries in 1997 and 1998. Interest expense decreased to $11.1 million in 1998 from $13.4 million in 1997. This decrease was primarily due to the repayment of certain promissory notes to Thermo Electron, issued in connection with acquisitions, and the conversion of a portion of the Company's and subsidiaries' convertible obligations into common stock of the Company and its subsidiaries.

    The Company has adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option programs, as well as capital to support the subsidiaries' growth. In the third quarter of 1998, Thermo BioAnalysis repurchased shares of its common stock, which resulted in a reversal of $2.4 million of previously recognized gains (Note 5). As a result of the sale of stock by subsidiaries and issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $12.7 million in the third quarter of 1997. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

    In the third quarter of 1998, ThermoSpectra sold its shares of common stock of SteriGenics International, Inc., received in connection with the 1997 sale of one of its product lines, resulting in gain of $0.7 million.

    The effective tax rate was 68% in the third quarter of 1998 and 35% in the third quarter of 1997. Excluding the impact of the nontaxable gains on issuance of stock by subsidiaries in 1998 and 1997, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. Excluding the impact of the nontaxable gains, the effective tax rate increased in 1998, primarily due to the larger relative effect of nondeductible expenses due to lower income in the 1998 period as a result of restructuring and related costs recorded during the third quarter of 1998.

    Minority interest expense decreased to $0.9 million in the third quarter of 1998 from $3.3 million in the third quarter of 1997, primarily due to lower profits at the Company's majority-owned subsidiaries as a result of restructuring and related costs recorded during the third quarter of 1998.

    During the third quarter of 1998, a majority-owned subsidiary of the Company repurchased $5.0 million principal amount of its subordinated convertible debentures for $4.6 million in cash, resulting in an extraordinary gain of $0.2 million, net of taxes and minority interest of $0.1 million (Note 8).

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased $72.1 million, or 6%, to $1,210.3 million in the first nine months of 1998 from $1,138.3 million in the first nine months of 1997, primarily due to acquisitions, which included Life Sciences International PLC in March 1997. Acquisitions added revenues of $122.3 million in the first nine months of 1998. Revenues from existing businesses increased at ONIX Systems Inc. due to higher sales of industry-specific instruments to the production segment of the oil and gas industry and at Metrika Systems Corporation as a result of higher demand at its finished-materials business and, to a lesser extent, at its raw-materials business. Revenues at Thermo Optek decreased $18.9 million in 1998, primarily due to lower sales to customers in Asia and to the semiconductor industry. Revenues at ThermoQuest decreased due to a decline in revenues of $12.0 million to customers in Asia due to economic uncertainty in that region. The decrease in revenues at Thermo Optek and ThermoQuest was offset in part by an increase in revenues due to acquisitions, which is included in the total effect of acquisitions discussed above. Revenues at ThermoSpectra's existing businesses decreased due to lower sales to the semiconductor industry. In total, the unfavorable effects of currency translation decreased revenues by $16.3 million in 1998.

    The gross profit margin decreased to 46% in the first nine months of 1998 from 47% in the first nine months of 1997, primarily due to inventory write-downs of $8.6 million as discussed in the results of operations for the third quarter (Note 7). The 1997 period included an adjustment to expense of $3.2 million relating to the sale of inventories revalued at the time of the acquisition of Life Sciences and an inventory write-off at ThermoSpectra.

    Selling, general, and administrative expenses as a percentage of revenues was unchanged at 27% in the first nine months of 1998 and 1997. Research and development expenses as a percentage of revenues was unchanged at 7% in 1998 and 1997.

    In addition to the inventory write-downs discussed above, the Company recorded restructuring and nonrecurring costs of $23.3 million in the first nine months of 1998 (Note 7). In the third quarter of 1998, the Company recorded $21.9 million of restructuring costs as discussed in the results of operations for the third quarter. In the second quarter of 1998, the Company recorded $1.4 million of nonrecurring costs relating to the resolution of an arbitration proceeding. The arbitration proceeding involved five former employees of the Company's Epsilon Industrial, Inc. subsidiary who had sought damages for alleged breaches of agreements entered into with such employees prior to Epsilon's acquisition by the

Company. Restructuring costs of $0.8 million in 1997 represents severance for employees terminated at one of ThermoSpectra's business units.

    Interest income increased to $26.2 million in the first nine months of 1998 from $18.5 million in the first nine months of 1997, primarily due to the reasons discussed in the results of operations for the third quarter. Interest expense increased to $34.7 million in 1998 from $33.8 million in 1997, primarily due to the issuance of an aggregate $428.8 million of promissory notes to Thermo Electron in 1997 in connection with acquisitions, and the Company's January 1998 issuance of 4% subordinated convertible debentures (Note 2). The increase was offset in part by the repayment of certain promissory notes to Thermo Electron, issued in connection with acquisitions and, to a lesser extent, the conversion of a portion of the Company's and subsidiaries' convertible obligations into common stock of the Company and its subsidiaries.

    As a result of the sale of stock by subsidiaries and issuance of stock by subsidiaries upon conversion of convertible debentures, the Company recorded gains of $18.6 million in the first nine months of 1998 (Note 5) and $37.9 million in the first nine months of 1997. The gains recorded in 1998 are net of a $2.4 million gain reversal as discussed in the results of operations for the third quarter (Note 5).

    In the third quarter of 1998, ThermoSpectra sold its shares of common stock of SteriGenics International, received in connection with the 1997 sale of one of its product lines, resulting in gain of $0.7 million.

    The effective tax rate was 36% in the first nine months of 1998, compared with 34% in the first nine months of 1997. Excluding the impact of the nontaxable gains on issuance of stock by subsidiaries in 1998 and 1997, the effective tax rates in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies and the impact of state income taxes. Excluding the impact of the nontaxable gains, the effective tax rate decreased in 1998, primarily due to certain foreign tax losses not benefited in the first two quarters of 1997.

    Minority interest expense increased to $10.5 million in the first nine months of 1998 from $7.7 million in the first nine months of 1997, primarily due to the minority interest associated with the Company's newly public ONIX Systems, Metrika Systems, and Thermo Vision Corporation subsidiaries and the earnings of certain of the Life Sciences businesses sold to ThermoQuest and Thermo Optek in 1997. This increase was offset in part by lower profits at the Company's majority-owned subsidiaries as a result of restructuring and related costs recorded in the third quarter of 1998.

Liquidity and Capital Resources

    Consolidated working capital was $755.2 million at October 3, 1998, compared with $612.7 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $572.1 million at October 3, 1998, and $477.2 million at January 3, 1998. Of the $572.1 million balance at October 3, 1998, $363.5 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. The Company's operating activities provided cash of $109.1 million in the first nine months of 1998. Cash flow from operations was improved by a decrease in accounts receivable of $19.1 million. Accounts receivable decreased primarily due to lower revenues at Thermo Optek and Thermo BioAnalysis, management efforts at Thermo Optek to improve collections, and the timing of cash collections at Metrika Systems. The Company used cash of $15.5 million to increase inventories. The increase in inventories was primarily due to replenishing year-end inventory levels at ThermoQuest's European sales offices and to build up inventories at certain of the Company's subsidiaries in preparation for new product releases. To a lesser extent, inventories increased at one of the Company's subsidiaries due to longer production cycles and at Thermo BioAnalysis' clinical laboratory products business resulting from a decrease in sales in Asia. The Company used cash of $9.2 million to fund a decrease in accounts payable, primarily due to the timing of payments at ONIX Systems. The Company used cash of $15.0 million to reduce other current liabilities, primarily to make payments for accrued acquisition expenses (Note
6).

    At October 3, 1998, $129.2 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, including for acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

    The Company's investing activities used $112.8 million of cash in the first nine months of 1998, including $79.1 million, net of cash acquired, for acquisitions (Note 6). ONIX Systems used $19.1 million of cash to pay Thermo Power Corporation for the Peek Measurement Business, acquired effective November 1997. The Company expended $18.9 million for purchases of property, plant, and equipment, and received proceeds of $7.8 million from the sale of property, plant, and equipment.

    The Company's financing activities provided $96.8 million of cash in the first nine months of 1998. Net proceeds from the issuance of Company and subsidiary common stock totaled $112.6 million, which included $112.2 million of net proceeds from the June 1998 sale of Thermo BioAnalysis' common stock and the March 1998 initial public offering of ONIX Systems' common stock (Note 5). In January 1998, the Company sold at par value $250.0 million principal amount of 4% subordinated convertible debentures due 2005 for net proceeds of $244.2 million (Note 2). The Company used a portion of the proceeds to repay a $105.0 million promissory note to Thermo Electron. In addition, Thermo Optek and ThermoSpectra repaid an aggregate $55.0 million of promissory notes to Thermo Electron during the period.

    During the first nine months of 1998, an aggregate principal amount of $7.6 million of the Company's and subsidiaries' convertible obligations were converted into shares of Company and subsidiary common stock.

    During the first nine months of 1998, the Company and its majority-owned subsidiaries expended $87.9 million to purchase common stock of the Company and common stock and debentures of certain of the Company's majority-owned subsidiaries. Through October 3, 1998, the Company's majority-owned subsidiaries had committed $7.1 million under their authorizations, which was payable as of October 3, 1998, in settlement of trades executed prior to that date. These purchases were made pursuant to authorizations by the Company's and certain majority-owned subsidiaries' Boards of Directors. As of October 3, 1998, $9.8 million remained under the Company's authorization to purchase subsidiary securities and $47.1 million remained under the Company's majority-owned subsidiaries' authorizations to purchase subsidiary securities.

    During the remainder of 1998, the Company plans to make expenditures of approximately $9 million for property, plant, and equipment. Since October 3, 1998, the Company and its majority-owned subsidiaries have expended $10.8 million on acquisitions of businesses, and as of November 11, 1998, the Company and its majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $31 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets, or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Electron, although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

Market Risk

    The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1997, as described in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading material internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its significant noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant, or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its material internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On July 22, 1998, the Company filed a Current Report on Form 8-K dated July 21, 1998, with respect to its expected operating income for the second quarter of 1998.

    On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 1998.

                                       THERMO INSTRUMENT SYSTEMS INC.



                                       Paul F. Kelleher
                                       ----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-------------------------------------------------------------------------------
  27        Financial Data Schedule.