Form 10-K
period 1999-01-02
THERMO INSTRUMENT SYSTEMS INC
filed 1999-03-23
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities  Exchange Act of 1934

                       Commission file number 1-9786

                       THERMO INSTRUMENT SYSTEMS INC.
           (Exact name of Registrant as specified in its charter)

Delaware                                                         04-2925809
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

860 West Airport Freeway, Suite 301
Hurst, Texas                                                          76054
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
  ------------------------------      -----------------------------------------
   Common Stock, $.10 par value               American Stock Exchange
  4% Convertible Subordinated
    Debentures due 2005                       American StockExchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $273,411,000.

As of January 29, 1999, the Registrant had 119,276,531 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I
Item 1.   Business

(a) General Development of Business

    Thermo Instrument Systems Inc. (the Company or the Registrant) is a worldwide leader in the development, manufacture, and marketing of measurement instruments used to monitor, collect, and analyze information. These systems are used for multiple applications in a range of industries, including industrial processing, food and beverage production, life sciences research, and medical diagnostics.

    The businesses of Thermo Instrument operate in four instrumentation segments: Analytical, which includes the Company's 89%-owned ThermoQuest Corporation and 93%-owned Thermo Optek Corporation subsidiaries; Life Sciences, which includes 62%-owned Thermo BioAnalysis Corporation; Process Control, which includes the Company's 80%-owned ONIX Systems Inc. and 67%-owned Metrika Systems Corporation subsidiaries; and Industrial, which primarily includes the Company's 82%-owned ThermoSpectra Corporation, 78%-owned Thermo Vision Corporation, and wholly owned subsidiaries.

    The Company adopted a strategy of spinning out certain of its businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. During 1998*, ONIX Systems sold shares of its common stock in an initial public offering and Thermo BioAnalysis sold shares of its common stock in a public offering for aggregate net proceeds of $102.7 million. See Note 10 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders for a description of the issuance of stock by the Company's subsidiaries.

      The Company historically has expanded both through the acquisition of companies and product lines and through internal development of new products and technologies. During the past several years, the Company has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. On February 22, 1999, the Company declared unconditional in all respects its cash tender offer for all outstanding shares of Spectra-Physics AB, a Stockholm Stock Exchange-listed company, for 160 Swedish krona per share (approximately $20 per share). As of that date, the Company had acquired or received acceptances representing approximately 98% of the Spectra-Physics shares outstanding. There are approximately 17.6 million Spectra-Physics shares outstanding. The aggregate cost for Spectra-Physics will total approximately $355 million. Payment was made for all shares as to which acceptances had been received by March 1, 1999. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets.

    The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron Corporation to operate the instruments businesses that were previously conducted by several Thermo Electron subsidiaries. As of January 2, 1999, Thermo Electron owned 101,865,192 shares, or 85%, of the Company's outstanding common stock. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

--------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

    Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal and certain state income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of common stock and/or convertible debentures of the Company from time to time as the number of outstanding shares of the Company increases. These and any other purchases may be made either in the open market or directly from the Company or pursuant to conversions of the Company's 3 3/4% senior convertible note due 2000 held by Thermo Electron. See Notes 4 and 6 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders for a description of the Company's outstanding stock options and convertible obligations. During 1998, Thermo Electron purchased 2,046,300 shares of the Company's common stock in the open market at a total cost of $53.2 million.

    During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, ThermoSpectra may be taken private. The public shareholders of ThermoSpectra would receive cash in exchange for their shares of common stock of ThermoSpectra. The completion of these transactions is subject to numerous conditions, as outlined in Note 17 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i) Principal Products and Services

Analytical

    ThermoQuest is a leading manufacturer of mass spectrometers, liquid chromatographs, and gas chromatographs for the pharmaceutical, environmental, and industrial marketplaces. These analytical instruments are used in the quantitative and qualitative chemical analysis of organic and inorganic compounds at ultratrace levels of detection. ThermoQuest also supplies scientific equipment for the preparation and preservation of chemical samples, and consumables for the chromatography industry.

    Thermo Optek is a worldwide leader in spectroscopy instrumentation for molecular and elemental analysis based upon energy and light measurements, as well as systems for materials sciences including surface analysis, characterization, preparation, and physical-properties analysis.

Life Sciences

    Thermo BioAnalysis develops, manufactures, and markets instruments, consumables, and information-management systems used in pharmaceutical research and production, and in clinical diagnostics, including point-of-care test kits for rapid diagnosis of certain illnesses.

Process Control

    ONIX Systems, which became a public subsidiary of the Company in March 1998, designs, develops, markets, and services sophisticated field-measurement instruments and on-line sensors for process-control industries, particularly the oil and gas industry. These systems provide real-time data collection, analysis, and local functions to enhance production efficiency, improve process and quality control, ensure regulatory compliance, and increase employee safety.

    Metrika Systems manufactures on-line process optimization systems that provide real-time, nondestructive analysis of the composition of raw materials in basic-materials production processes, including coal, cement, and minerals. In addition, Metrika Systems manufactures advanced systems used principally by producers of finished flat metals, such as sheet metal, and web materials, such as rubber, plastic foils, and glass, to measure and control parameters such as thickness and coating weight of these materials.

Industrial

    ThermoSpectra develops, manufactures, and markets precision imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs.

    Thermo Vision designs, manufactures, and markets a diverse array of photonics products (light-based technologies) including optical components, imaging sensors and systems, lasers, optically based instruments, opto-electronics, and fiber optics, that are used in a wide range of applications, including medical diagnostics and analytical instrumentation; semiconductor manufacturing; X-ray imaging; physics, chemistry, and biology research; and telecommunications.

    Thermo Instrument has wholly owned businesses, which produce instruments and complete systems for detecting and monitoring environmental pollutants generated from industrial and mobile sources and provides clinical laboratory equipment and consumables that assist in the diagnosis of various diseases. In addition, a wholly owned business of the Company has a joint venture with Thermo BioAnalysis. This company, Thermo Nucleonics LLC, was established to address the nuclear instrumentation market.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses for the Company were $113.9 million, $107.6 million, and $84.1 million in 1998, 1997, and 1996, respectively

    (iii)  Raw Materials

    Raw materials, components, and supplies purchased by the Company are generally either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

    (iv)   Patents, Licenses, and Trademarks

    The Company's policy is to protect its intellectual property rights, including applying for and obtaining patents when appropriate. The Company holds numerous patents related to its technologies, with additional patents pending. The Company also enters into licensing agreements with other companies in which it grants or receives rights to specific patents and technical know-how. The Company also considers technical know-how, trade secrets, and trademarks to be important to its business.

    (v)    Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi)   Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)  Dependency on a Single Customer

     No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii) Backlog

      The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                             1998       1997
------------------------------------------------------------------------------------- ---------- ----------

Analytical                                                                             $142,607   $151,532
Life Sciences                                                                            32,183     24,973
Process Control                                                                          55,345     53,435
Industrial                                                                               53,366     68,948
                                                                                      ---------   --------
                                                                                       $283,501   $298,888
                                                                                      =========   ========

    Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog as of January 2, 1999, will be shipped or completed during 1999. The Company does not believe that the level of, or changes in the level of, its backlog is necessarily indicative of intermediate or long-term trends in its business. The decreases in backlog in the Analytical and Industrial segments were principally due to a slowdown in the semiconductor and related industries and a decrease in demand in Asia.

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

    In many markets, the Company competes with large analytical instrument companies such as Hewlett-Packard Co.; Perkin-Elmer Corporation; Varian Associates, Inc.; and Hitachi, Ltd. Certain products manufactured by the Company also compete with products sold by numerous smaller, specialized firms.

Analytical

    ThermoQuest competes in each of its markets primarily on technical performance, customer service and support, and price. ThermoQuest's principal competitors include the Chemical Analysis Group of Hewlett-Packard; the MicroMass Group of Waters Corporation; Shimadzu Corporation; Perkin-Elmer; Varian; Merck Corporation; Phenomenex Inc.; and numerous regional suppliers.

    Thermo Optek competes in each of its markets primarily on performance, reliability, customer service, and price. Thermo Optek competes primarily with the Analytical Instruments division of Perkin-Elmer; Varian; Hewlett-Packard; SpectroAnalytical Instruments, Inc.; Shimadzu; and Physical Electronics, Inc.

Life Sciences

    Thermo BioAnalysis competes primarily on the basis of technological innovation, performance, flexibility, function, customization, and price. Major competitors include Perkin-Elmer, Hewlett-Packard, and Waters.

Process Control

    The Company competes in the field measurement instruments and sensors market primarily on quality and reliability, technical features, accuracy, ease of use, price, and reputation for after-market service. ONIX Systems competes with a few large competitors, including Fisher-Rosemount, a division of Emerson Electric Co., Inc.; Asea Brown Boveri (Holding) Ltd. (ABB); Elsag-Bailey Process Automation N.V., a division of ABB; and Yokogawa Electric Corporation, in each of its product areas and with many companies within specific industries.

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

    The Company has a relatively small presence within the large and varied process-control marketplace, which is extremely fragmented and is comprised of several large companies, including Fisher-Rosemount, Elsag Bailey, and Honeywell Process Control, as well as numerous smaller companies. The Company competes in this market primarily on the basis of technical performance, customer service, price, and reliability.

Industrial

    Thermo Vision competes primarily on the basis of technical suitability, product performance, reliability, and price. Its principal competitors include Optical Coating Laboratory, Inc. and Newport
Corporation.

    ThermoSpectra competes in each of its markets primarily on the basis of technical advances that result in new products and improved price/performance ratios and reputation among customers as a quality leader for products and services. To a lesser extent, ThermoSpectra competes on the basis of price. ThermoSpectra's principal competitors include Tektronix, Inc.; Brinkmann Instruments Inc.; Julabo USA Inc.; Hamamatsu Photonics KK; and Oxford Instruments plc.

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

    (xiii) Number of Employees

    As of January 2, 1999, the Company employed approximately 9,700 people.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                         Age  Present Title (Fiscal Year First
                                       Became Executive Officer)
     -----------------------------------------------------------------

     Earl R. Lewis                55  President and Chief Executive Officer
                                       (1990)
     Denis A. Helm                60  Executive Vice President (1986)
     Dr. Richard W. K. Chapman    54  Vice President (1994)
     Barry S. Howe                43  Vice President (1994)
     Theo Melas-Kyriazi           39  Chief Financial Officer (1998)
     Paul F. Kelleher             56  Chief Accounting Officer (1986)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Lewis, Dr. Chapman, and Mr. Melas-Kyriazi, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Lewis was named President of the Company in March 1997 and Chief Executive Officer in January 1998. Mr. Lewis served as Chief Operating Officer of the Company from January 1996 through January 1998, as Executive Vice President from January 1996 through March 1997, as a Senior Vice President from January 1994 through January 1996, and as a Vice President from March 1992 through January 1994. Dr. Chapman has been President and Chief Executive Officer of ThermoQuest since its inception in June 1995, and served as President of Finnigan Corporation, a subsidiary of ThermoQuest, from 1992 to 1995. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Messrs. Lewis, Helm, Chapman, and Howe are full-time employees of the Company. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron and certain of its subsidiaries, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2. Properties

    The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available in the event any lease is not extended. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms. The location of the Company's principal properties by segment as of January 2, 1999, are:

Analytical

    The Company owns approximately 1,553,000 square feet of office, engineering, laboratory, and production space, principally in Ohio, Wisconsin, Germany, Massachusetts, Italy, England, and California, and leases approximately 997,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1999 through 2017, principally in the United Kingdom, Massachusetts, New York, and California. As of January 2, 1999, the Company had a $7.3 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $14.9 million.

Life Sciences

    The Company owns approximately 95,000 square feet of office, engineering, laboratory, and production space in Pennsylvania and leases approximately 748,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1999 through 2016, principally in Finland, the United Kingdom, and Texas.

Process Control

    The Company owns approximately 165,000 square feet of office, engineering, laboratory, and production space in Texas, France, and England, and leases approximately 638,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1999 through 2007, principally in Texas, Maryland, and the United Kingdom.

Industrial

    The Company owns approximately 282,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, and leases approximately 783,000 square feet of office, engineering, laboratory, and production space under leases expiring from 1999 through 2008, principally in California, New Hampshire, Massachusetts, Germany, and the Netherlands.

Item 3. Legal Proceedings

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d) Financial Statements and Schedules

    (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

    (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

Consolidated Statement of Income
       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Statement Schedules filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 1999               THERMO INSTRUMENT SYSTEMS INC.


                                    By: /s/ Earl R. Lewis
                                        Earl R. Lewis
                                        President and Chief Executive
Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 22, 1999.

Signature                           Title


By: /s/ Earl R. Lewis               President, Chief Executive Officer,
    Earl R. Lewis                     and Director


By: /s/ Theo Melas-Kyriazi          Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ Frank Borman                Director
    Frank Borman


By: /s/ George N. Hatsopoulos       Director
    George N. Hatsopoulos


By: /s/ John N. Hatsopoulos         Director
    John N. Hatsopoulos


By: /s/ Arvin H. Smith              Chairman of the Board and Director
        Arvin H. Smith


By: /s/ Polyvios C. Vintiadis       Director
    Polyvios C. Vintiadis

                  Report of Independent Public Accountants
To the Shareholders and Board of Directors of Thermo Instrument Systems
Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999 (except with respect to the matter discussed in Note 18, as to which the date is March 1,
1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999



SCHEDULE II

                                      THERMO INSTRUMENT SYSTEMS INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written        Off       at End
                                     Beginning     Expense                                         of Year
                                            of
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999             $22,786     $ 4,169    $    502     $(7,221)    $ 3,490    $ 23,726

Year Ended January 3, 1998             $16,981     $ 4,366    $    304     $(4,375)    $ 5,510    $ 22,786

Year Ended December 28, 1996           $12,569     $ 2,274    $     69     $(5,015)    $ 7,084    $ 16,981


 Description                                 Balance at    Established    Activity   Other (c)     Balance
                                              Beginning     as Cost of  Charged to                  at End
                                                  of      Acquisitions     Reserve                 of Year
                                                   Year
 ------------------------------------------- ----------- -------------- ----------- ----------- -----------

 Accrued Acquisition Expenses (b)

 Year Ended January 2, 1999                    $ 21,966      $   7,218    $ (9,517)  $  (3,164)   $ 16,503

 Year Ended January 3, 1998                    $ 20,563      $  24,752    $(18,665)  $  (4,684)   $ 21,966

 Year Ended December 28, 1996                  $ 14,838      $  38,782    $(26,571)  $  (6,486)   $ 20,563


   Description                                Balance at     Provision    Activity   Other (f)     Balance
                                               Beginning    Charged to  Charged to                  at End
                                                   of      Expense (e)     Reserve                 of Year
                                                    Year
 -------------------------------------------- ----------- ------------- ----------- ----------- -----------

 Accrued Restructuring Costs (d)

 Year Ended January 2, 1999                     $    244      $ 18,401     $(7,682)  $    263     $ 11,226

 Year Ended January 3, 1998                     $  1,024      $    953     $(1,733)  $      -     $    244

 Year Ended December 28, 1996                   $    308      $  1,038     $  (322)  $      -     $  1,024

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Company's 1998 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(e) Excludes provision of $2.8 million for asset write-downs and $0.4 million for loss on division sold in 1998.
(f) Represents the effect of foreign currency translation.



                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

  2.1      Reserved.

  2.2 Agreement and Release dated as of December 15, 1997, among Fisons plc, the Registrant, and Thermo Electron (filed as Exhibit 2.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 3, 1998 [File No. 1-9876] and incorporated herein by reference).

  3.1      Amendment to Restated Certificate of Incorporation of the Registrant
           (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended June 29, 1996 [File No. 1-9786] and incorporated herein by reference).

  3.2      By-Laws of the Registrant (filed as Exhibit 3(b) to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended January 2, 1993
           [File No. 1-9786] and incorporated herein by reference).

  4.1      Subordinated Indenture, dated January 15, 1998, among the
           Registrant, Thermo Electron, and Bankers Trust Company as trustee, relating to $250,000,000 principal amount of 4%
           Convertible Subordinated Debentures due 2005 (filed as Exhibit
           4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 16, 1998, and incorporated herein by reference).

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


Exhibit
Number     Description of Exhibit

 10.7      Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated December 2, 1997, by and among the Registrant and Thermo Electron (filed as Exhibit 10.7 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 3, 1998 [File
           No. 1-9786] and incorporated herein by reference).

 10.8      Restated Stock Holdings Assistance Plan and Form of Promissory Note
           (filed as Exhibit 10.10 to the Registrant's Annual Report on Form
           10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

 10.9-10.15     Reserved.

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


Exhibit
Number     Description of Exhibit

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

 10.28     Thermo Instrument Systems Inc. - Metrika Systems Corporation
           Nonqualified Stock Option Plan (filed as Exhibit 10.28 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

 10.29     Thermo Instrument Systems Inc. - Thermo Vision Corporation
           Nonqualified Stock Option Plan (filed as Exhibit 10.29 to the
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

 10.30     Thermo Instrument Systems Inc. - ONIX Systems Inc. Nonqualified Stock
           Option Plan (filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No.
           1-9786] and incorporated herein by reference).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

 10.31 - 10.32  Reserved.

 10.33     3 3/4% Senior Convertible Note in the principal amount of
           $140,000,000 dated September 15, 1993, issued to Thermo Electron
           (filed as Exhibit 10(b) to the Registrant's Quarterly Report on Form
           10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated herein by reference).


Exhibit
Number     Description of Exhibit

 10.34 $45,000,000 Promissory Note dated as of September 12, 1997, issued by ThermoSpectra to Thermo Electron (filed as Exhibit 10 to ThermoSpectra's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 [File No. 1-13876] and incorporated herein by reference).

 10.35     Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated as of December 5, 1997, between Thermo Optek and
           Thermo Electron (filed as Exhibit 10.35 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 3, 1998 [File
           No. 1-9786] and incorporated herein by reference).

 10.36     Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated as of December 3, 1997, between ThermoQuest and Thermo Electron (filed as Exhibit 10.36 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 3, 1998 [File
           No. 1-9786] and incorporated herein by reference).

 10.37     Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated as of December 3, 1997, between Metrika Systems and
           Thermo Electron (filed as Exhibit 10.37 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 3, 1998 [File
           No. 1-9786] and incorporated herein by reference).

 10.38     Master Guarantee Reimbursement and Loan Agreement dated as of
           November 14, 1997, between Thermo Vision and Thermo Electron (filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

 10.39     Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated as of December 2, 1997, between Thermo BioAnalysis and Thermo Electron (filed as Exhibit 10.39 to the Registrant's
           Annual Report on Form 10-K for the fiscal year ended January 3, 1998
           [File No. 1-9786] and incorporated herein by reference).

 10.40     Amended and Restated Master Guarantee Reimbursement and Loan
           Agreement dated as of December 4, 1997, between ThermoSpectra and Thermo Electron (filed as Exhibit 10.40 to the Registrant's Annual
           Report on Form 10-K for the fiscal year ended January 3, 1998 [File
           No. 1-9786] and incorporated herein by reference).

 10.41     Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of January 5, 1998, between ONIX Systems and Thermo Electron
           (filed as Exhibit 10.5 to the Registration Statement of ONIX Systems
           on Form S-1 [Reg. No. 333-45333] and incorporated herein by reference).

 10.42     Fiscal Agency Agreement dated as of August 3, 1995, among ThermoQuest,
           Thermo Electron, and The Chase Manhattan Bank (formerly Chemical
           Bank) (filed as Exhibit 10.12 to ThermoQuest's Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

 10.43     Fiscal Agency Agreement dated as of October 12, 1995, between Thermo Optek,
           Thermo Electron, and The Chase Manhattan Bank (formerly Chemical
           Bank) (filed as Exhibit 10.10 to Thermo Optek's Registration
           Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

 10.44     $200,000,000 Promissory Note dated as of March 3, 1999, issued by the
           Registrant to Thermo Electron.


Exhibit
Number     Description of Exhibit

 13        Annual Report to Shareholders for the year ended January 2, 1999
           (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.
