Form 10-Q
period 1999-04-03
THERMO INSTRUMENT SYSTEMS INC
filed 1999-05-13
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                          Commission File Number 1-9786

                         THERMO INSTRUMENT SYSTEMS INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                        04-2925809
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                          02454-9046
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                       Outstanding at April 30, 1999
   Common Stock, $.10 par value                   119,335,191


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                     April 3,   January 2,
(In thousands)                                                                           1999         1999
---------------------------------------------------------------------------------- ------------ ----------

Current Assets:
 Cash and cash equivalents (includes $249,018 and $408,490 under                   $  443,069   $  553,825
   repurchase agreements with parent company)
 Accounts receivable, less allowances of $34,157 and $23,726                          464,742      407,430
 Unbilled contract costs and fees                                                      11,749       13,114
 Inventories:
   Raw materials and supplies                                                         147,790      118,286
   Work in process                                                                     74,682       55,086
   Finished goods                                                                     136,592      103,217
 Prepaid expenses                                                                      39,307       19,705
 Prepaid and refundable income taxes                                                   76,550       62,921
                                                                                   ----------   ----------

                                                                                    1,394,481    1,333,584
                                                                                   ----------   ----------

Property, Plant, and Equipment, at Cost                                               416,378      344,368
 Less:  Accumulated depreciation and amortization                                     130,587      124,137
                                                                                   ----------   ----------

                                                                                      285,791      220,231
                                                                                   ----------   ----------

Other Assets                                                                          163,892       73,705
                                                                                   ----------   ----------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                         1,060,763      938,254
                                                                                   ----------   ----------

                                                                                   $2,904,927   $2,565,774
                                                                                   ==========   ==========





                         THERMO INSTRUMENT SYSTEMS INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                     April 3,   January 2,
(In thousands except share amounts)                                                      1999         1999
---------------------------------------------------------------------------------- ------------ ----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations (includes           $  339,573   $  130,772
   $250,000 and $60,000 due to parent company; Note 5)
 Accounts payable                                                                     115,879      101,009
 Accrued payroll and employee benefits                                                 63,201       59,649
 Accrued income taxes                                                                  63,682       59,984
 Accrued installation and warranty expenses                                            46,329       39,958
 Deferred revenue                                                                      52,875       46,354
 Other accrued expenses (Notes 5 and 6)                                               195,883      135,708
 Due to parent company and affiliated companies                                        12,654       14,195
                                                                                   ----------   ----------

                                                                                      890,076      587,629
                                                                                   ----------   ----------

Deferred Income Taxes                                                                  42,620       29,278
                                                                                   ----------   ----------

Other Deferred Items                                                                   39,665       31,056
                                                                                   ----------   ----------

Long-term Obligations:
 Senior convertible obligations (includes $140,000 due to parent company)             327,042      327,042
 Subordinated convertible obligations                                                 386,916      389,436
 Other (includes $3,800 due to parent company)                                         45,829       26,965
                                                                                   ----------   ----------

                                                                                      759,787      743,443
                                                                                   ----------   ----------

Minority Interest                                                                     241,874      229,361
                                                                                   ----------   ----------

Shareholders' Investment:
 Common stock, $.10 par value, 250,000,000 shares authorized;                          12,288       12,288
   122,879,889 shares issued
 Capital in excess of par value                                                       330,481      331,621
 Retained earnings                                                                    694,868      675,983
 Treasury stock at cost, 3,551,227 and 3,603,358 shares                               (62,747)     (63,671)
 Deferred compensation                                                                   (519)           -
 Accumulated other comprehensive items (Note 2)                                       (43,466)     (11,214)
                                                                                   ----------   ----------

                                                                                      930,905      945,007
                                                                                   ----------   ----------

                                                                                   $2,904,927   $2,565,774
                                                                                   ==========   ==========





The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $463,579   $407,943
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                      252,123    214,209
 Selling, general, and administrative expenses                                         130,444    107,727
 Research and development expenses                                                      34,193     28,519
 Restructuring costs (Note 6)                                                            1,243          -
                                                                                      --------    -------

                                                                                       418,003    350,455
                                                                                      --------   --------

Operating Income                                                                        45,576     57,488

Interest Income                                                                          6,326      8,169
Interest Expense (includes $2,986 and $3,431 to parent company)                        (12,185)   (11,493)
Gain on Issuance of Stock by Subsidiary                                                      -      9,950
Other Expense                                                                             (570)         -
                                                                                      --------    -------

Income Before Provision for Income Taxes and Minority Interest                          39,147     64,114
Provision for Income Taxes                                                              16,008     21,959
Minority Interest Expense                                                                4,254      4,300
                                                                                      --------    -------

Net Income                                                                            $ 18,885    $37,855
                                                                                      ========    =======

Earnings per Share (Note 3):
 Basic                                                                                $    .16    $   .31
                                                                                      ========    =======

 Diluted                                                                              $    .15    $   .28
                                                                                      ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                 119,302    122,065
                                                                                      ========    =======

 Diluted                                                                               131,088    146,708
                                                                                      ========    =======












The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
------------------------------------------------------------------------ ---------- ----------- ----------

Operating Activities:
Net income                                                                          $   18,885  $  37,855
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      17,405     16,117
     Provision for losses on accounts receivable                                           943        185
     Gain on issuance of stock by subsidiary                                                 -     (9,950)
     Minority interest expense                                                           4,254      4,300
     Increase in deferred income taxes                                                      29          -
     Other noncash expenses                                                              5,839      1,478
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                              13,200     13,700
       Inventories                                                                      (9,093)   (14,028)
       Other current assets                                                               (707)    (5,796)
       Accounts payable                                                                 (5,111)       997
       Other current liabilities                                                       (12,604)     7,123
     Other                                                                              (1,971)    (1,074)
                                                                                    ----------  ---------

        Net cash provided by operating activities                                       31,069     50,907
                                                                                    ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                          (322,996)    (1,300)
 Payment to affiliated company for acquired business                                         -    (19,117)
 Purchases of property, plant, and equipment                                            (9,204)    (6,573)
 Proceeds from sale of property, plant, and equipment                                    4,802      3,768
 Other, net                                                                              1,541        159
                                                                                    ----------  ---------

        Net cash used in investing activities                                         (325,857)   (23,063)
                                                                                    ----------  ---------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common stock                         442     43,701
 Net proceeds from issuance of subordinated convertible                                      -    244,150
   debentures
 Repurchase of Company and subsidiary common stock and subordinated                    (12,042)         -
   convertible debentures
 Net proceeds from issuance of short-term obligation to parent
   company (Note 5)                                                                    200,000          -
 Increase (decrease) in short-term obligations, net                                        309     (2,966)
 Proceeds from issuance of long-term obligations                                        14,484          -
 Repayment of long-term obligations                                                     (3,118)      (894)
 Repayment of long-term obligations to parent company                                  (10,000)  (105,000)
 Other                                                                                       -         77
                                                                                    ----------  ---------

        Net cash provided by financing activities                                   $  190,075  $ 179,068
                                                                                    ----------  ---------




                         THERMO INSTRUMENT SYSTEMS INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
------------------------------------------------------------------------ ---------- ----------- ----------

Exchange Rate Effect on Cash                                                        $   (6,043) $   2,835
                                                                                    ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                      (110,756)   209,747
Cash and Cash Equivalents at Beginning of Period                                       553,825    468,848
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $  443,069  $ 678,595
                                                                                    ==========  =========

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                         $  560,910  $   1,300
 Cash to be paid for remaining outstanding shares of tender offer                       (2,452)         -
 Cash paid for acquired companies                                                     (363,498)    (1,300)
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $  194,960  $       -
                                                                                    ==========  =========

 Conversions of Company and subsidiary convertible obligations                      $        -  $     567
                                                                                    ==========  =========





























The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April
3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 1999 and 1998, the Company had a comprehensive loss of $8.3 million and comprehensive income of $34.9 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income                                                                            $ 18,885    $37,855
                                                                                      --------    -------

Weighted Average Shares                                                                119,302    122,065
                                                                                      --------    -------

Basic Earnings per Share                                                              $    .16    $   .31
                                                                                      ========    =======




3.    Earnings per Share (continued)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Diluted
Net Income                                                                            $ 18,885    $37,855
Effect of:
 Convertible obligations                                                                   855      3,477
 Majority-owned subsidiaries' dilutive securities                                         (503)      (907)
                                                                                      --------    -------

Income Available to Common Shareholders, as Adjusted                                  $ 19,237    $40,425
                                                                                      --------    -------

Weighted Average Shares                                                                119,302    122,065
Effect of:
 Convertible obligations                                                                11,409     23,456
 Stock options                                                                             377      1,187
                                                                                      --------    -------

Weighted Average Shares, as Adjusted                                                   131,088    146,708
                                                                                      --------    -------

Diluted Earnings per Share                                                            $    .15    $   .28
                                                                                      ========    =======

      The computation of diluted earnings per share for the three-month period ended April 3, 1999, excludes the effect of assuming the conversion of the Company's $172.5 million principal amount 4 1/2% senior convertible debentures, convertible at $34.46 per share, and its $250.0 million principal amount 4% subordinated convertible debentures, convertible at $35.65 per share, because the effect would be antidilutive.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 449,000 of such options outstanding, with exercise prices ranging from $16.83 to $31.35 per share.



4.    Business Segment Information

                                                                                      Three Months Ended
                                                                                     April 3,    April 4,
(In thousands)                                                                           1999        1998
---------------------------------------------------------------------------------- ------------ ----------

Revenues:
 Analytical                                                                          $210,354     $219,742
 Life Sciences                                                                         65,774       51,131
 Process Control                                                                       52,967       51,856
 Industrial                                                                           139,365       90,219
 Intersegment sales eliminations (a)                                                   (4,881)      (5,005)
                                                                                     --------     --------

                                                                                     $463,579     $407,943
                                                                                     ========     ========

Income Before Provision for Income Taxes and Minority Interest:
 Analytical                                                                          $ 31,143     $ 37,175
 Life Sciences                                                                          6,407        5,368
 Process Control                                                                        3,677        5,510
 Industrial                                                                             6,069        9,541
 Corporate (b)                                                                         (1,720)        (106)
                                                                                     --------     --------

 Total operating income                                                                45,576       57,488
 Interest and other income (expense), net                                              (6,429)       6,626
                                                                                     --------     --------

                                                                                     $ 39,147     $ 64,114
                                                                                     ========     ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Primarily corporate general and administrative expenses.

      During the first quarter of 1999, the Company acquired Spectra-Physics AB
(Note 5), which increased total assets at the Industrial segment by $528.0.
million.

5.    Acquisitions

      During the first quarter of 1999, the Company acquired 17,494,684 shares
(or approximately 99%) of Spectra-Physics AB, a Stockholm Stock Exchange-listed company, for approximately 160 Swedish krona per share (approximately $20 per share) in completion of the Company's tender offer to acquire all of the outstanding shares of Spectra-Physics. The Company expects to acquire the remaining Spectra-Physics shares outstanding for approximately 160 Swedish Krona per share pursuant to compulsory acquisition rules applicable to Swedish companies. The aggregate purchase price was approximately $347.2 million, including related expenses. On the date of acquisition, Spectra-Physics had $39.1 million of cash, which included $30.5 million held by its majority-owned
Spectra-Physics Lasers, Inc. subsidiary. The accompanying balance sheet as of April 3, 1999, includes $2.5 million accrued for the purchase of the remaining
Spectra-Physics shares outstanding. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Spectra-Physics had revenues of approximately $442 million in 1998, with operations throughout North America and Europe, and a presence in the Pacific Rim.

      To finance this acquisition, the Company used a combination of available cash and $200.0 million of borrowings from Thermo Electron Corporation, pursuant to a promissory note due August 1999. The promissory note bears interest at a variable commercial paper-based rate, which is initially 5.03%.


5.    Acquisitions (continued)

      During the first quarter of 1999, the Company's majority-owned subsidiaries made several other acquisitions for approximately $14.9 million in cash, net of cash acquired, subject to post-closing adjustments. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustments will be material.

      These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $149.9 million, which is being amortized over periods not exceeding 40 years.
Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates.

      Based on unaudited data, the following table presents selected financial information for the Company and Spectra-Physics on a pro forma basis, assuming the companies had been combined since the beginning of 1998. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $502,868   $516,394
Net Income                                                                              14,711     32,042
Earnings per Share:
 Basic                                                                                     .12        .26
 Diluted                                                                                   .11        .24

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Spectra-Physics been made at the beginning of 1998.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for certain acquisitions completed during the last twelve months.


      A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other          Total
----------------------------------------------- -------------- -------------- -------------- --------------

Balance at January 2, 1999                           $  3,806       $ 11,682       $  1,015       $ 16,503
 Reserves established                                  14,140            498            463         15,101
 Usage                                                 (1,287)          (804)          (133)        (2,224)
 Decrease due to finalization of                         (224)             -           (242)          (466)
   restructuring plan, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation adjustment                         (172)          (313)           (61)          (546)
                                                     --------       --------       --------       --------

Balance at April 3, 1999                             $ 16,263       $ 11,063       $  1,042       $ 28,368
                                                     ========       ========       ========       ========

6.    Restructuring Costs

      During 1998, the Company and its subsidiaries recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 780 employees and abandoned-facility payments. As of January 2, 1999, the Company had terminated 500 employees and had $11.2 million accrued for severance and facility-closing costs relating to these activities. During the first quarter of 1999, the Company terminated 115 additional employees and recorded additional restructuring costs of $1.2 million, which could not be charged to expense previously under EITF 94-3. The restructuring costs consist of $0.7 million for business relocation and facility-closing costs, $0.3 million of costs related to severance for 8 employees, and $0.2 million of other restructuring costs. The Company expects to incur additional restructuring costs totaling $1.1 million through the third quarter of 1999. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                Abandonment
                                                                  of Excess
(In thousands)                                     Severance     Facilities          Other         Total
---------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                          $  9,161       $  1,029       $  1,035       $ 11,225
 Charged to expense                                      324            168            751          1,243
 Usage                                                (4,066)          (532)        (1,172)        (5,770)
 Currency translation adjustment                           -              -           (246)          (246)
                                                    --------       --------       --------       --------

Balance at April 3, 1999                            $  5,419       $    665       $    368       $  6,452
                                                    ========       ========       ========       ========

7.    Proposed Reorganization

      During 1998, Thermo Electron announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, the Company's ThermoSpectra Corporation subsidiary may be taken private. The public shareholders of ThermoSpectra would receive cash in exchange for their shares of common stock of ThermoSpectra. Representatives of the Company and members of a special committee of ThermoSpectra's independent directors (formed for the purpose of evaluating and negotiating the proposed transaction), along with their financial and legal advisors, have been conducting negotiations related to the pricing and terms of this proposed transaction. The completion of this transaction is subject to numerous conditions, including the



7.    Proposed Reorganization (continued)

establishment of prices; confirmation of anticipated tax consequences; the approval of the boards of directors (including the independent directors) of ThermoSpectra and the Company; the negotiation and execution of a definitive agreement; the receipt of a fairness opinion from an investment banking firm on certain financial aspects of the transaction; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction. This transaction may not occur if the applicable conditions described above are not satisfied.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company is a worldwide leader in the development, manufacture, and marketing of measurement instruments used to monitor, collect, and analyze information. These systems are used for multiple applications in a range of industries, including industrial processing, food and beverage production, life sciences research, and medical diagnostics.

      The Company's businesses operate in four instrumentation segments:
Analytical, Life Sciences, Process Control, and Industrial. The Analytical segment, which includes the Company's Thermo Optek Corporation and ThermoQuest
Corporation subsidiaries, develops and manufactures analytical instruments that are used in the quantitative and qualitative analysis of elements and molecular compounds in gases, liquids, and solids. The Life Sciences segment includes
Thermo BioAnalysis Corporation (excluding its Eberline Health Physics business for periods prior to July 1998, when it contributed this business to a joint venture in the Industrial segment). This segment develops, manufactures, and markets a broad range of products, including biomolecular instruments and consumables, clinical laboratory equipment and supplies, rapid point-of-care diagnostic test kits, and laboratory information-management systems used in biochemical research, clinical diagnosis, and pharmaceutical production. The
Process Control segment, consisting of the Company's Metrika Systems Corporation and ONIX Systems Inc. subsidiaries, specializes in on-line instruments that measure and control products such as oil, gas, chemicals, raw materials, and finished goods throughout a variety of industrial processes. The Industrial segment, which generally includes the Company's Thermo Vision Corporation, ThermoSpectra Corporation, Spectra-Physics Lasers, Inc., and wholly owned subsidiaries, including businesses of Spectra-Physics AB, acquired in February
1999 (Note 5), provides components and systems for applications such as test and measurement, environmental and nuclear monitoring, and imaging and inspection.

      International sales account for a significant portion of the Company's total revenues. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.
Where appropriate, the Company uses short-term forward foreign exchange contracts to reduce its exposure to currency fluctuations.


Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues increased $55.7 million to $463.6 million in the first quarter of 1999 from $407.9 million in the first quarter of 1998, primarily due to acquisitions. Revenues increased $91.4 million due to 1999 acquisitions and the inclusion of revenues from 1998 acquisitions for the full period. In addition, revenues increased $5.7 million due to the favorable effects of currency translation as a result of the weakening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Excluding the impact of acquisitions and currency translation, revenues decreased $41.4 million.

      Analytical segment revenues decreased to $210.4 million in the first quarter of 1999 from $219.7 million in the first quarter of 1998. Revenues from existing operations decreased primarily as a result of lower sales to customers in Asia due to the economic conditions in that region and, to a lesser extent, continuing lower sales to customers in the semiconductor industry. In addition, revenues decreased due to lower sales to customers in Brazil due to the unstable economic conditions there. These decreases were offset in part by an increase in revenues of $3.6 million due to the favorable effects of currency translation and the inclusion of $2.9 million of revenues from acquisitions.

      Life Sciences segment revenues increased to $65.8 million in the first quarter of 1999 from $51.1 million in the first quarter of 1998, primarily due to the inclusion of $11.9 million of revenues from acquisitions and, to a lesser extent, increased product demand and the expansion of sales and distribution channels into new markets. In addition, the favorable effects of currency translation increased revenues by $1.7 million.

      Process Control segment revenues increased to $53.0 million in the first quarter of 1999 from $51.9 million in the first quarter of 1998, primarily due to the inclusion of $10.0 million of revenues from acquisitions. The increase in revenues from acquisitions was substantially offset by lower sales from existing operations due to a reduction in discretionary capital spending by companies in the process control industry due to difficult market conditions and, to a lesser extent, a reduction in spending by raw-material producers.

      Industrial segment revenues increased to $139.4 million in the first quarter of 1999 from $90.2 million in the first quarter of 1998. An increase in revenues of $65.8 million from acquisitions, primarily Spectra-Physics in February 1999 (Note 5), was offset in part by lower revenues at existing businesses. Revenues from existing operations decreased primarily at ThermoSpectra, principally due to the continued weakness in the semiconductor industry.

        The gross profit margin decreased to 46% in the first quarter of 1999 from 47% in the first quarter of 1998, primarily due to the inclusion of lower-margin revenues from Spectra-Physics, which recorded an adjustment to expense of $4.5 million relating to the sale of inventories revalued at the time of acquisition. The Company expects to record additional charges relating to the sale of revalued inventories in connection with this acquisition of approximately $6 to $7 million, primarily in the second quarter of 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first quarter of 1999 from 26% in the first quarter of 1998, primarily due to lower sales volume at Thermo Optek and, to a lesser extent, the opening of four direct sales and service offices and the expansion of a U.S. direct sales and service office at Thermo BioAnalysis.

      Research and development expenses increased to $34.2 million in the first quarter of 1999 from $28.5 million in the first quarter of 1998, primarily due to the inclusion of expenses at acquired businesses. Research and development expenses as a percentage of revenues were 7.4% in 1999, compared with 7.0% in 1998. Excluding the acquisition of Spectra-Physics, research and development expenses as a percentage of revenues was 7.5% in 1999.


First Quarter 1999 Compared With First Quarter 1998 (continued)

      In connection with the restructuring actions undertaken by the Company in 1998, the Company incurred additional costs of $1.2 million in the first quarter of 1999, primarily for business relocation and facility-closing costs, severance, and other restructuring costs (Note 6).

      Interest income decreased to $6.3 million in the first quarter of 1999 from $8.2 million in the first quarter of 1998, primarily due to a reduction in cash as a result of acquisitions, including the acquisition of Spectra-Physics in February 1999. To a lesser extent, interest income decreased due to a reduction in cash as a result of the purchase by the Company and its subsidiaries of common stock of the Company and common stock and debentures of certain of the Company's majority-owned subsidiaries in the second half of 1998.
The decrease was offset in part by interest income earned on invested proceeds from the sale of common stock by the Company's subsidiaries in 1998.

      Interest expense increased to $12.2 million in the first quarter of 1999 from $11.5 million in the first quarter of 1998, primarily due to the issuance to Thermo Electron Corporation of a $200.0 million promissory note in connection with the acquisition of Spectra-Physics (Note 5). The increase was offset in part by a decrease in interest expense due to the repayment in 1998 of certain promissory notes to Thermo Electron that were issued in connection with acquisitions.

      As a result of the sale of stock by a subsidiary, the Company recorded a gain of $10.0 million in the first quarter of 1998.

      Other expense of $0.6 million in the first quarter of 1999 represents net foreign currency exchange losses.

      Excluding the impact of the nontaxable gain on issuance of stock by subsidiary, the effective tax rate was 41% in the first quarter of 1999 and 1998. The effective tax rate in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, foreign tax rate and tax law differences, and the impact of state income taxes.

      Minority interest expense remained unchanged at $4.3 million in the first quarter of 1999 and 1998.

Liquidity and Capital Resources

      Consolidated working capital was $504.4 million at April 3, 1999, compared with $746.0 million at January 2, 1999. Included in working capital are cash and cash equivalents of $443.1 million at April 3, 1999, compared with $553.8 million at January 2, 1999. Of the $443.1 million balance at April 3, 1999,
$367.3 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. Cash provided by operating activities in the first quarter of 1999 was $31.1 million. The
Company generated $13.2 million of cash from a decrease in accounts receivable, principally in the Analytical segment resulting primarily from lower revenues in the first quarter of 1999. Cash of $9.1 million was used to fund an increase in inventories, primarily in the Analytical segment due to the replenishment of year-end inventory levels, lower revenues, and a build-up of inventory in preparation of new product releases. The Company used $12.6 million of cash to reduce other current liabilities, primarily as a result of the usage of restructuring and acquisition reserves and, to a lesser extent, a decrease in deferred revenue in the Process Control segment due to the shipment of products for which advance payments had been received in the fourth quarter of 1998.

      At April 3, 1999, $166.5 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, for activities including acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.


Liquidity and Capital Resources (continued)

      The Company's investing activities used $325.9 million of cash in the first quarter of 1999. The Company expended $323.0 million, net of cash acquired, for acquisitions, including the acquisition of Spectra-Physics (Note
5). In addition, the Company expended $9.2 million for purchases of property, plant, and equipment and received proceeds of $4.8 million from the sale of property, plant, and equipment in the first quarter of 1999. During the remainder of 1999, the Company plans to make expenditures of approximately $56 million for property, plant, and equipment.

      The Company's financing activities provided $190.1 million of cash in the first quarter of 1999. To finance the acquisition of Spectra-Physics, the Company borrowed $200.0 million from Thermo Electron pursuant to a promissory note due August 1999 (Note 5). The Company intends to refinance this obligation through borrowings from external sources, however, there can be no assurance that the Company can obtain debt financing on acceptable terms or at all. Thermo
Electron has indicated that it will seek repayment of this note in 1999 only to the extent the Company's cash flow permits such repayment. The Company used
$13.1 million of cash for the repayment of long-term obligations, including the repayment by ThermoSpectra of $10.0 million of borrowings from Thermo Electron.
During the first quarter of 1999, certain divisions of Thermo BioAnalysis borrowed $14.5 million of debt denominated in foreign currencies of countries where the divisions operate, primarily to fund acquisitions.

      During the first quarter of 1999, certain of the Company's majority-owned subsidiaries expended $12.0 million to repurchase common stock and debentures.
These purchases were made pursuant to authorizations by the Boards of Directors of certain majority-owned subsidiaries. As of April 3, 1999, $10.3 million remained under the Company's majority-owned subsidiaries' authorizations to purchase their securities.

      As of May 13, 1999, the Company and its majority-owned subsidiaries had agreements or nonbinding letters of intent to acquire new businesses totaling approximately $19 million. Proposed acquisitions of new businesses are subject to various conditions to closing, and there can be no assurance that all proposed transactions will be consummated. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Electron although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related


Year 2000 (continued)

equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunication systems at its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 75% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by October 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all of such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate certain of such products. The Company is focusing its efforts on products that are still under warranty, early in their expected life, and/or subject to U.S. Food and Drug Administration considerations related to the year
2000. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and contacting suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant, or that do not respond to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, and expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $3.2 million as of April 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $5.3 million. Year 2000 costs were funded from working capital.
All internal costs and related external costs, other than capital additions related to year 2000 remediation, have been and will continue to be expensed as incurred.

      The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.


Year 2000 (continued)

Reasonably Likely Worst Case Scenario

        At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On January 8, 1999, the Company filed a Current Report on Form 8-K for events occurring on January 7, 1999, with respect to its tender offer for all of the outstanding shares of Spectra-Physics AB.

      On March 9, 1999, the Company filed a Current Report on Form 8-K for events occurring on February 22, 1999, announcing that the Company had purchased and received acceptances for 98% of all outstanding Spectra-Physics AB shares at a price of approximately 160 Swedish krona per share.


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 1999.

                                                THERMO INSTRUMENT SYSTEMS INC.



                                                /s/ Paul F. Kelleher
                                                --------------------------
                                                Paul F. Kelleher
                                                Chief Accounting Officer



                                                /s/ Theo Melas-Kyriazi
                                                --------------------------
                                                Theo Melas-Kyriazi
                                                Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

  27.1         Financial Data Schedule for the period ended April 3, 1999.

  27.2         Amended Financial Data Schedule for the year ended January 2, 1999.


