Form 10-Q
period 1999-07-03
THERMO INSTRUMENT SYSTEMS INC
filed 1999-08-12
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                  FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

             Class                         Outstanding at July 30, 1999
     Common Stock, $.10 par value                     119,441,915



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3,  January 2,
(In thousands)                                                                            1999        1999
----------------------------------------------------------------------------------- ----------- -----------

Current Assets:
 Cash and cash equivalents (includes $14,307 and $408,490 under                     $  223,949  $  553,825
   repurchase agreements with parent company)
 Advance to affiliate (Note 8)                                                         233,114           -
 Accounts receivable, less allowances of $32,389 and $23,726                           458,076     407,430
 Unbilled contract costs and fees                                                        9,647      13,114
 Inventories:
   Raw materials and supplies                                                          146,910     118,286
   Work in process                                                                      71,038      55,086
   Finished goods                                                                      130,334     103,217
 Prepaid expenses                                                                       33,298      19,705
 Prepaid and refundable income taxes                                                    74,924      62,921
                                                                                    ----------  ----------

                                                                                     1,381,290   1,333,584
                                                                                    ----------  ----------

Property, Plant, and Equipment, at Cost                                                420,592     344,368
 Less:  Accumulated depreciation and amortization                                      138,339     124,137
                                                                                    ----------  ----------

                                                                                       282,253     220,231
                                                                                    ----------  ----------

Other Assets                                                                           141,259      73,705
                                                                                    ----------  ----------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                          1,049,461     938,254
                                                                                    ----------  ----------

                                                                                    $2,854,263  $2,565,774
                                                                                    ==========  ==========




                         THERMO INSTRUMENT SYSTEMS INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  January 2,
(In thousands except share amounts)                                                       1999        1999
----------------------------------------------------------------------------------- ----------- -----------

Current Liabilities:
 Notes payable and current maturities of long-term obligations                      $  325,644  $  130,772
   (includes $250,000 and $60,000 due to parent company; Note 5)
 Accounts payable                                                                      111,015     101,009
 Accrued payroll and employee benefits                                                  60,363      59,649
 Accrued income taxes                                                                   62,213      59,984
 Accrued installation and warranty expenses                                             42,355      39,958
 Deferred revenue                                                                       48,943      46,354
 Other accrued expenses (Notes 5 and 6)                                                184,653     135,708
 Due to parent company and affiliated companies                                          9,832      14,195
                                                                                    ----------  ----------

                                                                                       845,018     587,629
                                                                                    ----------  ----------

Deferred Income Taxes                                                                   42,291      29,278
                                                                                    ----------  ----------

Other Deferred Items                                                                    38,469      31,056
                                                                                    ----------  ----------

Long-term Obligations:
 Senior convertible obligations (includes $140,000 due to parent                       327,042     327,042
   company;  Note 9)
 Subordinated convertible obligations                                                  386,766     389,436
 Other (includes $3,800 due to parent company)                                          43,436      26,965
                                                                                    ----------  ----------

                                                                                       757,244     743,443
                                                                                    ----------  ----------

Minority Interest                                                                      242,891     229,361
                                                                                    ----------  ----------

Shareholders' Investment:
 Common stock, $.10 par value, 250,000,000 shares authorized; 122,879,889               12,288      12,288
   shares issued
 Capital in excess of par value                                                        332,469     331,621
 Retained earnings                                                                     707,417     675,983
 Treasury stock at cost, 3,484,563 and 3,603,358 shares                                (61,556)    (63,671)
 Deferred compensation                                                                    (475)          -
 Accumulated other comprehensive items (Note 2)                                        (61,793)    (11,214)
                                                                                    ----------  ----------

                                                                                       928,350     945,007
                                                                                    ----------  ----------

                                                                                    $2,854,263  $2,565,774
                                                                                    ==========  ==========




The accompanying notes are an integral part of these consolidated financial statements.



                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues                                                                               $535,634   $395,392
                                                                                       --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       289,753    204,675
 Selling, general, and administrative expenses                                          152,766    105,944
 Research and development expenses                                                       41,248     27,741
 Restructuring and other nonrecurring costs, net (Note 6)                                   156      1,423
                                                                                       --------    -------

                                                                                        483,923    339,783
                                                                                       --------    -------

Operating Income                                                                         51,711     55,609

Interest Income                                                                           5,372      9,381
Interest Expense (includes $4,577 and $3,023 to parent company)                         (13,471)   (12,134)
Equity in Losses of Unconsolidated Subsidiaries (Notes 5 and 6)                         (10,995)         -
Gain on Sale of Investments                                                                 956          -
Gain on Issuance of Stock by Subsidiary                                                       -     11,063
Other Expense                                                                              (360)         -
                                                                                       --------    -------

Income Before Provision for Income Taxes and Minority Interest                           33,213     63,919
Provision for Income Taxes                                                               17,213     20,989
Minority Interest Expense                                                                 3,451      5,334
                                                                                       --------    -------

Net Income                                                                             $ 12,549    $37,596
                                                                                       ========    =======

Earnings per Share (Note 3):
 Basic                                                                                 $    .11    $   .31
                                                                                       ========    =======

 Diluted                                                                               $    .10    $   .28
                                                                                       ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  119,348    122,176
                                                                                       ========    =======

 Diluted                                                                                130,918    146,644
                                                                                       ========    =======










The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues                                                                               $999,213   $803,335
                                                                                       --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                       541,876    418,884
 Selling, general, and administrative expenses                                          283,271    213,671
 Research and development expenses                                                       75,441     56,260
 Restructuring and other nonrecurring costs, net (Note 6)                                 1,399      1,423
                                                                                       --------   --------

                                                                                        901,987    690,238
                                                                                       --------   --------

Operating Income                                                                         97,226    113,097

Interest Income                                                                          11,698     17,550
Interest Expense (includes $7,563 and $6,454 to parent company)                         (25,656)   (23,627)
Equity in Losses of Unconsolidated Subsidiaries (Notes 5 and 6)                         (10,934)         -
Gain on Sale of Investments                                                                 956          -
Gain on Issuance of Stock by Subsidiaries                                                     -     21,013
Other Expense                                                                              (930)         -
                                                                                       --------   --------

Income Before Provision for Income Taxes and Minority Interest                           72,360    128,033
Provision for Income Taxes                                                               33,221     42,948
Minority Interest Expense                                                                 7,705      9,634
                                                                                       --------   --------

Net Income                                                                             $ 31,434   $ 75,451
                                                                                       ========   ========

Earnings per Share (Note 3):
 Basic                                                                                 $    .26   $    .62
                                                                                       ========   ========

 Diluted                                                                               $    .24   $    .55
                                                                                       ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  119,325    122,121
                                                                                       ========   ========

 Diluted                                                                                131,003    146,676
                                                                                       ========   ========










The accompanying notes are an integral part of these consolidated financial statements.




                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------- ---------- ----------- ----------

Operating Activities:
 Net income                                                                          $   31,434  $  75,451
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                       36,928     31,261
     Noncash restructuring costs (Note 6)                                                   149          -
     Provision for losses on accounts receivable                                          2,681        661
     Equity in losses of unconsolidated subsidiaries (Notes 5 and 6)                     10,934          -
     Gain on sale of investments                                                           (956)         -
     Gain on issuance of stock by subsidiaries                                                -    (21,013)
     Minority interest expense                                                            7,705      9,634
     Increase in deferred income taxes                                                       29          -
     Other noncash expenses                                                              11,201      3,530
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                               10,538     25,565
       Inventories                                                                      (11,098)   (17,574)
       Other current assets                                                               3,064     (5,471)
       Accounts payable                                                                 (10,880)      (835)
       Other current liabilities                                                        (27,400)   (21,349)
     Other                                                                               (2,265)    (1,376)
                                                                                     ----------  ---------

        Net cash provided by operating activities                                        62,064     78,484
                                                                                     ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                           (324,655)   (33,084)
 Refund of acquisition purchase price (Note 5)                                            4,074          -
 Payment to affiliated company for acquired business                                          -    (19,117)
 Advances to affiliate, net (Note 8)                                                   (233,114)         -
 Purchases of property, plant, and equipment                                            (24,467)   (12,361)
 Proceeds from sale of property, plant, and equipment                                     8,727      6,621
 Proceeds from sale of available-for-sale investments                                     9,103          -
 Other, net                                                                               1,277      1,551
                                                                                     ----------  ---------

        Net cash used in investing activities                                        $ (559,055) $ (56,390)
                                                                                     ----------  ---------













                         THERMO INSTRUMENT SYSTEMS INC.


                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------- ---------- ----------- ----------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common stock                   $    1,149  $ 112,558
 Net proceeds from issuance of subordinated convertible debentures                            -    244,155
 Repurchase of Company and subsidiary common stock and subordinated                     (12,475)         -
  convertible debentures
 Net proceeds from issuance of short-term obligation to parent
  company (Note 5)                                                                      200,000          -
 Decrease in short-term obligations, net                                                (14,498)   (10,383)
 Proceeds from issuance of long-term obligations                                         14,528          -
 Repayment of long-term obligations                                                      (3,043)    (1,657)
 Repayment of long-term obligations to parent company                                   (10,000)  (105,000)
 Other                                                                                        -         91
                                                                                     ----------  ---------

        Net cash provided by financing activities                                       175,661    239,764
                                                                                     ----------  ---------

Exchange Rate Effect on Cash                                                             (8,546)      (567)
                                                                                     ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                       (329,876)   261,291
Cash and Cash Equivalents at Beginning of Period                                        553,825    468,848
                                                                                     ----------  ---------

Cash and Cash Equivalents at End of Period                                           $  223,949  $ 730,139
                                                                                     ==========  =========

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                          $  563,386  $  35,982
 Cash to be paid for remaining outstanding shares of tender offer                        (2,190)         -
 Cash paid for acquired companies                                                      (365,157)   (33,695)
                                                                                     ----------  ---------

   Liabilities assumed of acquired companies                                         $  196,039  $   2,287
                                                                                     ==========  =========

 Conversions of Company and subsidiary convertible obligations                       $        -  $   6,262
                                                                                     ==========  =========















The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July 4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of 1999 and 1998, the Company had a comprehensive loss of $3.0 million and comprehensive income of $40.0 million, respectively. During the first six months of 1999 and 1998, the Company had a comprehensive loss of $11.3 million and comprehensive income of $74.9 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                 Three Months Ended     Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                      $12,549    $ 37,596    $31,434    $ 75,451
                                                                -------    --------    -------    --------

Weighted Average Shares                                         119,348     122,176    119,325     122,121
                                                                -------    --------    -------    --------

Basic Earnings per Share                                        $   .11    $    .31    $   .26    $    .62
                                                                =======    ========    =======    ========



3.    Earnings per Share (continued)

                                                                 Three Months Ended     Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income                                                      $12,549    $ 37,596    $31,434    $ 75,451
Effect of:
 Convertible obligations                                            855       3,476      1,710       6,953
 Majority-owned subsidiaries' dilutive securities                  (703)       (736)    (1,210)     (1,643)
                                                                -------    --------    -------    --------

Income Available to Common Shareholders, as Adjusted            $12,701    $ 40,336    $31,934    $ 80,761
                                                                -------    --------    -------    --------

Weighted Average Shares                                         119,348     122,176    119,325     122,121
Effect of:
 Convertible obligations                                         11,409      23,446     11,409      23,451
 Stock options                                                      161       1,022        269       1,104
                                                                -------    --------    -------    --------

Weighted Average Shares, as Adjusted                            130,918     146,644    131,003     146,676
                                                                -------    --------    -------    --------

Diluted Earnings per Share                                      $   .10    $    .28    $   .24    $    .55
                                                                =======    ========    =======    ========

      The computation of diluted earnings per share for the three- and six-month periods ended July 3, 1999, excludes the effect of assuming the conversion of the Company's $172.5 million principal amount 4 1/2% senior convertible debentures, convertible at $34.46 per share, and $250.0 million principal amount
4% subordinated convertible debentures, convertible at $35.65 per share, because the effect would be antidilutive.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 1,088,000 of such options outstanding, with exercise prices ranging from $14.19 to $31.35 per share.





4.    Business Segment Information

                                                                Three Months Ended      Six Months Ended
                                                               July 3,     July 4,     July 3,     July 4,
(In thousands)                                                    1999        1998        1999        1998
----------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues:
   Analytical                                                 $216,738    $205,574    $427,092    $425,316
   Life Sciences                                                72,846      51,515     138,620     102,646
   Process Control                                              49,864      52,823     102,831     104,679
   Industrial                                                  198,407      89,615     337,772     179,834
   Intersegment sales eliminations (a)                          (2,221)     (4,135)     (7,102)     (9,140)
                                                              --------    --------    --------    --------

                                                              $535,634    $395,392    $999,213    $803,335
                                                              ========    ========    ========    ========

Income Before Provision for Income Taxes and Minority
 Interest:
   Analytical                                                 $ 34,534    $ 33,878    $ 65,677    $ 71,215
   Life Sciences                                                 7,555       6,609      13,962      11,977
   Process Control                                               1,649       7,306       5,326      12,816
   Industrial                                                    9,248       7,394      14,498      16,935
   Corporate (b)                                                (1,275)        422      (2,237)        154
                                                              --------    --------    --------    --------

   Total operating income                                       51,711      55,609      97,226     113,097
   Interest and other income (expense), net (c)                (18,498)      8,310     (24,866)     14,936
                                                              --------    --------    --------    --------

                                                              $ 33,213    $ 63,919    $ 72,360    $128,033
                                                              ========    ========    ========    ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Primarily corporate general and administrative expenses.
(c) Includes equity in losses of unconsolidated subsidiaries of $11.0 million and $10.9 million in the three- and six-month periods ended July 3, 1999, respectively (Notes 5 and 6).

      During the first quarter of 1999, the Company acquired Spectra-Physics AB
(Note 5), which increased total assets at the Industrial segment by $528.0 million.

5.    Acquisitions

      During the first quarter of 1999, the Company acquired 17,494,684 shares
(or approximately 99%) of Spectra-Physics AB, a Stockholm Stock Exchange-listed company, for approximately 160 Swedish krona per share (approximately $20 per share) in completion of the Company's tender offer to acquire all of the outstanding shares of Spectra-Physics. The Company expects to acquire the remaining Spectra-Physics shares outstanding for approximately 160 Swedish krona per share pursuant to compulsory acquisition rules applicable to Swedish companies, certain shares of which were acquired in the second quarter of 1999.
The aggregate purchase price was approximately $347.2 million, including related expenses. On the date of acquisition, Spectra-Physics had $39.1 million of cash, which included $30.5 million held by its majority-owned Spectra-Physics Lasers, Inc. subsidiary. The accompanying balance sheet as of July 3, 1999, includes
$2.2 million accrued for the purchase of the remaining Spectra-Physics shares outstanding. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets.
Spectra-Physics had revenues of approximately $442 million in 1998, with operations throughout North America and Europe, and a presence in the Pacific
Rim.



5.    Acquisitions (continued)

      To finance this acquisition, the Company used a combination of available cash and $200.0 million of borrowings from Thermo Electron Corporation, pursuant to a promissory note due August 1999. The promissory note bears interest at a variable commercial paper-based rate, which was 5.58% as of July 3, 1999.

      During the first six months of 1999, the Company's majority-owned subsidiaries made several other acquisitions for approximately $16.0 million in cash, net of cash acquired, subject to post-closing adjustments. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustments will be material.

      These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $157.1 million, which is being amortized over periods not exceeding 40 years.
Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates.

      Based on unaudited data, the following table presents selected financial information for the Company and Spectra-Physics on a pro forma basis, assuming the companies had been combined since the beginning of 1998. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.



                                                                      Three                Six
                                                               Months Ended              Months Ended
                                                                    July 4,         July 3,       July 4,
(In thousands except per share amounts)                                1998            1999          1998
----------------------------------------------------- ------------------------- ------------ -------------

Revenues                                                         $  508,565      $1,038,502    $1,024,904
Net Income                                                           39,691          28,256        71,737
Earnings per Share:
 Basic                                                                  .32             .24           .59
 Diluted                                                                .29             .22           .53

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Spectra-Physics been made at the beginning of 1998.

      In July 1998, the Company's Metrika Systems Corporation subsidiary acquired the stock of Honeywell-Measurex Data Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex Corporation. During the first quarter of 1999, Metrika Systems received a refund of $0.6 million related to a previously agreed upon purchase price adjustment in connection with the acquisition. Also during the first quarter of 1999, Metrika Systems and Honeywell negotiated a post-closing adjustment under the terms of the purchase agreement pertaining to the determination of the amount of certain assets and liabilities at the date of acquisition for which Honeywell had maintained responsibility. This negotiation resulted in an amount due to Metrika Systems of $7.8 million, which is payable to Metrika Systems in three installments from April through December 1999, of which $3.5 million was received during the second quarter of 1999.

     The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In


5.    Acquisitions (continued)

connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at July 3, 1999, primarily included completion of planned severances and abandonment of excess facilities for certain acquisitions completed during the last 12 months. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                   Abandonment
                                                                     of Excess
(In thousands)                                        Severance     Facilities          Other         Total
------------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  3,806       $ 11,682       $  1,015       $16,503
 Reserves established                                    14,642            789            962        16,393
 Usage                                                   (3,686)        (1,423)          (870)       (5,979)
 Decrease due to finalization of restructuring             (455)             -           (242)         (697)
   plan, recorded as a decrease to cost in
   excess of net assets of acquired companies
 Currency translation                                      (337)          (612)           (44)         (993)
                                                       --------       --------       --------       -------

Balance at July 3, 1999                                $ 13,970       $ 10,436       $    821       $25,227
                                                       ========       ========       ========       =======


      In connection with the acquisition of Spectra-Physics, the Company acquired 4,162,000 shares of FLIR Systems, Inc. common stock. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems that detect infrared radiation or heat emitted directly by all objects and materials.
The investment in FLIR shares represented 29.4% of FLIR's outstanding shares as of July 3, 1999. The Company accounts for its investment in FLIR on the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable the Company to include its pro rata share of FLIR's results with its own. During FLIR's first calendar quarter of 1999, FLIR recorded a loss in connection with a pooling-of-interests transaction and certain restructuring actions. The Company has recorded its pro rata share of this loss, $5.1 million, in equity in losses of unconsolidated subsidiaries in the accompanying 1999 statement of income. In addition, as a result of the pooling consummated by FLIR and related issuance of FLIR shares in March 1999, the Company's pro rata share of FLIR's equity decreased. This decrease totaled
$6.0 million and has been recorded as a nonrecurring loss in equity in losses of unconsolidated subsidiaries in the accompanying 1999 statement of income, pursuant to Securities and Exchange Commission Staff Accounting Bulletin 51.

6.    Restructuring and Other Nonrecurring Costs

      During 1998, the Company and its subsidiaries recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 729 employees and abandoned-facility payments. As of January 2, 1999, the Company had terminated 500 employees and had $11.2 million accrued for severance and facility-closing costs relating to these activities. During the first quarter of 1999, the Company terminated 115 additional employees and recorded additional restructuring costs of $1.2 million. The restructuring costs consist of $0.7 million for business relocation and facility-closing costs, $0.3 million of costs related to severance for 8 employees, and $0.2 million of other restructuring costs. During the second quarter of 1999, the Company terminated
47 additional employees and recorded additional restructuring costs of $0.7 million. The restructuring costs consist of $0.4 million for business relocation and facility-closing costs, $0.2 million related to severance for 28 employees, and $0.1 million for the write-off of fixed assets no longer of use. The Company has determined that 17 employees will not be terminated and, accordingly, has reversed $0.6 million of previously established restructuring reserves. The


6.    Restructuring and Other Nonrecurring Costs (continued)

Company expects to incur additional restructuring costs totaling $0.8 million in the third quarter of 1999, which are not permitted as charges until incurred pursuant to the requirements of EITF 94-3. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                   Abandonment
                                                                     of Excess
(In thousands)                                        Severance     Facilities          Other          Total
------------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  9,281       $  1,262       $    682       $ 11,225
 Charged to expense                                         541            623            652          1,816
 Reversal of reserve                                       (550)           (16)             -           (566)
 Usage                                                   (5,450)        (1,281)          (824)        (7,555)
 Currency translation                                      (577)           (83)           (61)          (721)
                                                       --------       --------       --------       --------

Balance at July 3, 1999                                $  3,245       $    505       $    449       $  4,199
                                                       ========       ========       ========       ========


      During the second quarter of 1999, the Company recorded a loss of $11.1 million in equity in losses of unconsolidated subsidiaries, which resulted from restructuring charges following a pooling at FLIR as well as from a decrease in the Company's pro rata share of FLIR as a result of the pooling. The Company's investment in FLIR was acquired in connection with the Company's acquisition of Spectra-Physics in February 1999 and is accounted for under the equity method
(Note 5).

7.    Proposed Reorganization

      During 1998, Thermo Electron announced a proposed reorganization, which it expanded in May 1999, involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, the Company's
ThermoSpectra Corporation subsidiary announced in May 1999 that it had entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of the outstanding shares of common stock of ThermoSpectra that are held by the public shareholders in exchange for $16.00 per share in cash. Following the merger, ThermoSpectra's common stock would cease to be publicly traded. In addition, in July 1999, the Company's Thermo
Vision Corporation subsidiary announced that it had entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of the outstanding shares of common stock of Thermo Vision that are held by the public shareholders in exchange for $7.00 per share in cash. Following the merger, Thermo Vision's common stock would cease to be publicly traded. Both of these mergers are expected to be completed in the fourth quarter of 1999, subject to the satisfaction of certain conditions applicable to such transactions.

8.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.



8.    Cash Management Arrangement (continued)

      In addition, under this arrangement, amounts may be borrowed from Thermo
Electron on a short-term, revolving credit basis bearing interest at the 30-day
Dealer Commercial Paper Rate (DCP Rate) plus 150 basis points, set at the beginning of each month, provided such rate shall be reduced to the DCP Rate plus 50 basis points to the extent of any funds invested by the Company's majority-owned subsidiaries in the cash management arrangement. The Company has no borrowings under this arrangement at July 3, 1999.

9.    Redemption of Convertible Debentures

      In August 1999, the Company called for redemption on September 3, 1999, all of the outstanding $14.5 million principal amount of its 3 3/4% senior convertible debentures due 2000. The value of the securities into which the debentures are convertible exceeded the redemption amount as of the notice date of the redemption.

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


Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues increased $140.2 million to $535.6 million in the second quarter of 1999 from $395.4 million in the second quarter of 1998, primarily due to acquisitions. Revenues increased $152.3 million due to 1999 acquisitions and the inclusion of revenues from 1998 acquisitions for the full period. The increase in revenues was offset in part by a decrease of $3.8 million due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Excluding the impact of acquisitions and currency translation, revenues decreased $8.3 million.

      Analytical segment revenues increased to $216.7 million in the second quarter of 1999 from $205.6 million in the second quarter of 1998. Revenues from existing operations increased primarily at ThermoQuest as a result of an increase in revenues in North America due to the introduction of new products at the Pittsburgh Conference in March 1999 and an increase in revenues from sales to customers in Asia due to the improved economic conditions there, compared with the second quarter of 1998. In addition, revenues increased at Thermo Optek primarily due to the first shipment of a new product model and the inclusion of $2.5 million in revenues from acquisitions. These increases were offset in part by a decrease in revenues due to reduced demand for certain of Thermo Optek's components due to continuing softness in the semiconductor industry and a decrease in revenues of $2.2 million due to the unfavorable effects of currency translation.

      Life Sciences segment revenues increased to $72.8 million in the second quarter of 1999 from $51.5 million in the second quarter of 1998, primarily due to the inclusion of $18.7 million in revenues from acquisitions and, to a lesser extent, higher demand for certain of the segment's products and the expansion of sales and distribution channels into new markets. The unfavorable effects of currency translation decreased revenues by $0.7 million.

      Process Control segment revenues decreased to $49.9 million in the second quarter of 1999 from $52.8 million in the second quarter of 1998, primarily due to lower sales from existing operations due to a reduction in discretionary capital spending by companies in the process control industry due to difficult market conditions and, to a lesser extent, a reduction in spending by raw-material producers, particularly in the cement sector. In addition, the unfavorable effects of currency translation decreased revenues by $0.4 million.
These decreases were offset in part by the inclusion of $8.7 million in revenues from acquisitions.

      Industrial segment revenues increased to $198.4 million in the second quarter of 1999 from $89.6 million in the second quarter of 1998. An increase in revenues of $122.4 million from acquisitions, primarily Spectra-Physics in February 1999 (Note 5), was offset in part by lower revenues at existing businesses. Revenues from existing operations decreased primarily at ThermoSpectra, principally due to continued weakness in the semiconductor industry. In addition, the unfavorable effects of currency translation decreased revenues by $0.5 million.

      The gross profit margin decreased to 46% in the second quarter of 1999 from 48% in the second quarter of 1998, primarily due to the inclusion of lower-margin revenues from acquired businesses, including Spectra-Physics, which recorded an adjustment to expense of $2.0 million relating to the sale of inventories revalued at the time of acquisition.

      Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the second quarter of 1999 from 27% in the second quarter of 1998, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Spectra-Physics.

      Research and development expenses increased to $41.2 million in the second quarter of 1999 from $27.7 million in the second quarter of 1998, primarily due to the inclusion of expenses at Spectra-Physics. Research and development expenses as a percentage of revenues were 7.7% in 1999, compared with 7.0% in 1998. Excluding the expenses at Spectra-Physics, research and development expenses as a percentage of revenues were 7.4% in 1999.


Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      In connection with the restructuring actions undertaken by the Company in 1998, the Company incurred additional costs of $0.2 million in the second quarter of 1999 (Note 6). In connection with the closing of certain facilities, the Company expects to incur approximately $0.8 million of additional costs in the third quarter of 1999.

      Interest income decreased to $5.4 million in the second quarter of 1999 from $9.4 million in the second quarter of 1998, primarily due to a reduction in invested balances as a result of acquisitions, including the acquisition of Spectra-Physics in February 1999. To a lesser extent, interest income decreased due to a reduction in invested balances as a result of the repurchase of Company and subsidiary common stock and debentures primarily in the second half of 1998.
These decreases were offset in part by the inclusion of interest income from Spectra-Physics.

      Interest expense increased to $13.5 million in the second quarter of 1999 from $12.1 million in the second quarter of 1998, primarily due to the issuance to Thermo Electron Corporation of a $200.0 million promissory note in connection with the acquisition of Spectra-Physics (Note 5). The increase was offset in part by a decrease in interest expense due to the repayment in 1998 of certain promissory notes to Thermo Electron that were issued in connection with acquisitions and, to a lesser extent, the conversion and repurchase of a portion of subordinated convertible debentures by ThermoQuest and Thermo Optek.

      Equity in losses of unconsolidated subsidiaries of $11.0 million in the second quarter of 1999 primarily relates to nonrecurring charges associated with Spectra-Physics' minority investment in FLIR Systems, Inc. Of this amount, $5.1 million represents the Company's pro rata share of FLIR's loss that arose in connection with restructuring activities following a merger completed by FLIR, which was accounted for as a pooling of interests. In addition, $6.0 million of the loss resulted from a decrease in the Company's pro rata share of FLIR's equity following completion of the pooling transaction and related issuance of FLIR shares (Notes 5 and 6).

      Gain on sale of investments in the second quarter of 1999 primarily resulted from the sale of an available-for-sale investment.

      As a result of the sale of stock by a subsidiary, the Company recorded a gain of $11.1 million in the second quarter of 1998.

      Other expense in the second quarter of 1999 represents net foreign currency exchange losses.

      Excluding the impact of a nontaxable gain on issuance of stock by a subsidiary in the second quarter of 1998, the effective tax rate was 52% in the second quarter of 1999, compared with 40% in the second quarter of 1998. The effective tax rate in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, foreign tax rate and tax law differences, and the impact of state income taxes. The effective tax rate increased in 1999 primarily due to nonrecurring charges.

      Minority interest expense decreased to $3.5 million in the second quarter of 1999 from $5.3 million in the second quarter of 1998, primarily due to lower earnings at certain of the Company's majority-owned subsidiaries. This decrease was offset in part by increased minority interest associated with Thermo
BioAnalysis as a result of its June 1998 sale of common stock.

First Six Months 1999 Compared With First Six Months 1998

      Revenues increased $195.9 million to $999.2 million in the first six months of 1999 from $803.3 million in the first six months of 1998, primarily due to acquisitions. Revenues increased $243.7 million due to 1999 acquisitions and the inclusion of revenues from 1998 acquisitions for the full period. In addition, revenues increased $1.9 million due to the favorable effects of currency translation as a result of the weakening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Excluding the impact of acquisitions and currency translation, revenues decreased $49.7 million.



First Six Months 1999 Compared With First Six Months 1998 (continued)

      Analytical segment revenues increased to $427.1 million in the first six months of 1999 from $425.3 million in the first six months of 1998, primarily due to the inclusion of $5.4 million in revenues from acquisitions and an increase in revenues to customers in Asia at ThermoQuest in the second quarter of 1999 due to the improved economic conditions there. In addition, the favorable effects of currency translation increased revenues by $1.4 million.
These increases were offset in part by a decrease in revenues primarily due to increased price competition at certain of the segment's product lines, principally certain elemental analysis businesses at Thermo Optek.

      Life Sciences segment revenues increased to $138.6 million in the first six months of 1999 from $102.6 million in the first six months of 1998, primarily due to the inclusion of $31.4 million in revenues from acquisitions and, to a lesser extent, higher demand for certain of the segment's products and the expansion of sales and distribution channels into new markets. In addition, the favorable effects of currency translation increased revenues by $0.5 million.

      Process Control segment revenues decreased to $102.8 million in the first six months of 1999 from $104.7 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter. In addition, the unfavorable effects of currency translation decreased revenues by $0.2 million. These decreases were offset in part by the inclusion of $18.7 million in revenues from acquisitions.

      Industrial segment revenues increased to $337.8 million in the first six months of 1999 from $179.8 million in the first six months of 1998, primarily due to the inclusion of $188.2 million in revenues from acquisitions, primarily
Spectra-Physics in February 1999 (Note 5). In addition, the favorable effects of currency translation increased revenues by $0.2 million. These increases were offset in part by lower revenues at existing businesses, primarily at ThermoSpectra, principally due to continued weakness in the semiconductor industry.

      The gross profit margin decreased to 46% in the first six months of 1999 from 48% in the first six months of 1998, primarily due to the inclusion of lower-margin revenues from Spectra-Physics, which recorded an adjustment to expense of $6.7 million relating to the sale of inventories revalued at the time of acquisition.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first six months of 1999 from 27% in the first six months of 1998, primarily due to the inclusion of higher selling, general, and, administrative expenses as a percentage of revenues from acquisitions and, to a lesser extent, lower sales volume at several of the Company's subsidiaries.

      Research and development expenses increased to $75.4 million in the first six months of 1999 from $56.3 million in the first six months of 1998, primarily due to the inclusion of expenses at Spectra-Physics. Research and development expenses as a percentage of revenues were 7.6% in 1999, compared with 7.0% in 1998. Excluding the expenses at Spectra-Physics, research and development expenses as a percentage of revenues were 7.4% in 1999.

      In connection with the restructuring actions undertaken by the Company in 1998, the Company incurred additional costs of $1.4 million in the first six months of 1999 (Note 6).

      Interest income decreased to $11.7 million in the first six months of 1999 from $17.6 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Interest expense increased to $25.7 million in the first six months of 1999 from $23.6 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      Equity in losses of unconsolidated subsidiaries of $10.9 million in the first six months of 1999 primarily relates to nonrecurring charges associated with Spectra-Physics' minority investment in FLIR as discussed in the results of operations for the second quarter.


First Six Months 1999 Compared With First Six Months 1998 (continued)

      Gain on sale of investments in the first six months of 1999 primarily resulted from the sale of an available-for-sale investment.

      As a result of the sale of stock by subsidiaries, the Company recorded a gain of $21.0 million in the first six months of 1998.

      Other expense of $0.9 million in the first six months of 1999 represents net foreign currency exchange losses.

      Excluding the impact of a nontaxable gain on issuance of stock by subsidiaries in the first six months of 1998, the effective tax rate was 46% in the first six months of 1999, compared with 40% in the first six months of 1998.
The effective tax rate in both periods exceeded the statutory federal income tax rate due to nondeductible amortization of cost in excess of net assets of acquired companies, foreign tax rate and tax law differences, and the impact of state income taxes. The effective tax rate increased in 1999 primarily due to nonrecurring charges.

      Minority interest expense decreased to $7.7 million in the first six months of 1999 from $9.6 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

Liquidity and Capital Resources

      Consolidated working capital was $536.3 million at July 3, 1999, compared with $746.0 million at January 2, 1999. Included in working capital are cash and cash equivalents of $223.9 million at July 3, 1999, compared with $553.8 million at January 2, 1999. Of the cash and cash equivalents balance at July 3, 1999, $148.1 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. In addition, as of July 3, 1999, the Company had $233.1 million invested in an advance to affiliate. Of the advance to affiliate at July 3, 1999, $202.5 million was held by the Company's majority-owned subsidiaries and the balance was advanced by the Company and its wholly owned subsidiaries. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron (Note 8), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      At July 3, 1999, $169.0 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, for activities including acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax.

      Cash provided by operating activities in the first six months of 1999 was $62.1 million. The Company generated $10.5 million of cash from a decrease in accounts receivable, principally in the Analytical segment resulting primarily from lower revenues in the second quarter of 1999, compared with the fourth quarter of 1998. Cash of $11.1 million was used to fund an increase in inventories, primarily in the Analytical segment due to a buildup of inventory in preparation of new product introductions in the second half of 1999 and the timing of shipments. Cash of $10.9 million was used to fund a decrease in accounts payable, primarily due to the timing of payments. The Company used
$27.4 million of cash to reduce other current liabilities, primarily as a result of the usage of restructuring and acquisition reserves.

      During the first six months of 1999, the Company's primary investing activities, excluding advance to affiliate activity, included acquisitions and the purchase of property, plant, and equipment. The Company expended $324.7 million, net of cash acquired, for acquisitions, including the acquisition of Spectra-Physics, and received a $4.1 million adjustment of the purchase price for an acquisition by Metrika Systems in 1998 (Note 5). The Company will receive an additional post-closing adjustment of $4.3 million relating to this acquisition, payable over the remainder of 1999. The Company expended $24.5 million for purchases of property, plant, and equipment and received proceeds of $8.7 million from the sale of property, plant, and equipment in the first six months of 1999. During the remainder of 1999, the Company plans to make expenditures of approximately $41 million for property, plant, and equipment.


Liquidity and Capital Resources (continued)

      The Company's financing activities provided $175.7 million of cash in the first six months of 1999. To finance the acquisition of Spectra-Physics, the Company borrowed $200.0 million from Thermo Electron pursuant to a promissory note due August 1999 (Note 5). In August 1999, the Company intends to repay
$50.0 million of the principal amount outstanding under this promissory note and refinance the balance of the note through borrowings from Thermo Electron bearing interest at a rate equal to the 30-day Dealer Commercial Paper Rate (DCP
Rate) plus 150 basis points, set at the beginning of each month, which rate shall be reduced to the DCP rate plus 50 basis points to the extent of any funds invested by the Company's majority-owned subsidiaries in the cash management arrangement. This note will be due February 2000 and Thermo Electron has indicated that it will seek repayment of this note in 2000 only to the extent the Company's cash flow permits such repayment. The Company used $27.5 million of cash for the repayment of short- and long-term obligations, including the repayment by ThermoSpectra of $10.0 million of borrowings from Thermo Electron.
In July 1999, ThermoSpectra repaid a $5.0 million promissory note to Thermo
Electron, and Thermo Electron extended the maturity of ThermoSpectra's $45.0 million promissory note to December 1999. During the first six months of 1999, certain divisions of Thermo BioAnalysis borrowed $14.5 million, denominated in foreign currencies of countries where the divisions operate, primarily to fund acquisitions.

      During the first six months of 1999, certain of the Company's majority-owned subsidiaries expended $12.5 million to repurchase common stock and debentures. These purchases were made pursuant to authorizations by the Boards of Directors of certain majority-owned subsidiaries. As of July 3, 1999, $9.9 million remained under the Company's majority-owned subsidiaries' authorizations to purchase their securities.

      In August 1999, the Company called for redemption on September 3, 1999, all of the outstanding $14.5 million principal amount of its 3 3/4% senior convertible debentures due 2000.

      As of August 12, 1999, the Company's majority-owned subsidiaries had acquired new businesses for aggregate consideration of $13.4 million since July
3, 1999. The Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future.
The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The
Company expects that it will finance these acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Electron although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunication systems at its critical facilities.


Year 2000 (continued)

The Company is currently in phase two of its program, during which any noncompliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 85% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by October 1999.

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

      The Company is in the process of identifying and contacting suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow-up and monitor the year 2000 compliance progress of significant suppliers and vendors that indicate that they are not year 2000 compliant, or that do not respond to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by November 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $3.5 million as of July 3, 1999, and the total external costs of year 2000 remediation are expected to be approximately $5.0 million. Year 2000 costs were funded from working capital.
All internal costs and related external costs, other than capital additions related to year 2000 remediation, have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year
2000 compliance project. Such costs are principally the related payroll costs for its information systems group.


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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected six incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Col. Frank Borman, Dr. George N.
Hatsopoulos, Mr. John N. Hatsopoulos, Mr. Earl R. Lewis, Mr. Arvin H. Smith, and
Mr. Polyvios C. Vintiadis. Col. Borman received 118,380,784 shares voted in favor of election and 146,157 shares voted against; Dr. G. Hatsopoulos received
118,361,212 shares voted in favor of election and 165,729 shares voted against;
Mr. J. Hatsopoulos received 118,359,267 shares voted in favor of election and 167,674 shares voted against; Mr. Lewis received 118,381,941 shares voted in favor of election and 145,000 shares voted against; Mr. Smith received
118,383,365 shares voted in favor of election and 143,576 shares voted against;
and Mr. Vintiadis received 118,383,649 shares voted in favor of election and 143,292 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K, for events occurring on May 24, 1999, with respect to a write-down in an investment the Company expected to record in the second quarter of 1999.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of August 1999.

                                                          THERMO INSTRUMENT SYSTEMS INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2           Amended and Restated $45,000,000 Promissory Note dated as of July 30,
               1999, issued by ThermoSpectra Corporation to Thermo Electron
               Corporation (filed as Exhibit 10.2 to ThermoSpectra's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-13876] and incorporated herein by reference).

10.3           Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.4           Amended and Restated Directors Stock Option Plan of the Registrant.

10.5           Amended and Restated Nonqualified Stock Option Plan of the Registrant.

10.6           Amended and Restated Equity Incentive Plan of the Registrant.

10.7           Amended and Restated Thermo Instrument Systems Inc. - ThermoSpectra
               Corporation Nonqualified Stock Option Plan.

10.8           Amended and Restated Thermo Instrument Systems Inc. - ThermoQuest
               Corporation Nonqualified Stock Option Plan.

10.9           Amended and Restated Thermo Instrument Systems Inc. - Thermo BioAnalysis
               Corporation Nonqualified Stock Option Plan.

10.10          Amended and Restated Thermo Instrument Systems Inc. - Thermo Optek
               Corporation Nonqualified Stock Option Plan.

10.11          Amended and Restated Thermo Instrument Systems Inc. - Metrika Systems
               Corporation Nonqualified Stock Option Plan.

10.12          Amended and Restated Thermo Instrument Systems Inc. - Thermo Vision
               Corporation Nonqualified Stock Option Plan.

10.13          Amended and Restated Thermo Instrument Systems Inc. - ONIX Systems Inc.
               Nonqualified Stock Option Plan.

10.14          1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as Exhibit
               10.6 of Amendment No. 1 to Spectra-Physics Lasers, Inc.'s Registration
               Statement on Form S-1 [File No. 333-38329] and incorporated herein by reference).

10.15          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between ThermoSpectra Corporation and Thermo
               Electron Corporation (filed as Exhibit 10.1 to ThermoSpectra's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-13876] and incorporated herein by reference).



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.16          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between ThermoQuest Corporation and Thermo
               Electron Corporation (filed as Exhibit 10.1 to ThermoQuest's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-14262] and incorporated herein by reference).

10.17          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between Thermo BioAnalysis Corporation and
               Thermo Electron Corporation (filed as Exhibit 10.1 to Thermo
               BioAnalysis' Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-12179] and incorporated herein by reference).

10.18          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between Thermo Optek Corporation and Thermo
               Electron Corporation (filed as Exhibit 10.1 to Thermo Optek's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No.
               1-11757] and incorporated herein by reference).

10.19          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between Metrika Systems Corporation and
               Thermo Electron Corporation (filed as Exhibit 10.1 to Metrika
               Systems' Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-13085] and incorporated herein by reference).

10.20          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between Thermo Vision Corporation and Thermo
               Electron Corporation (filed as Exhibit 10.1 to Thermo Vision's
               Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-13391] and incorporated herein by reference).

10.21          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between ONIX Systems Inc. and Thermo Electron
               Corporation (filed as Exhibit 10.1 to ONIX Systems' Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-13975] and incorporated herein by reference).

27             Financial Data Schedule.

