Form 10-Q
period 1999-10-02
THERMO INSTRUMENT SYSTEMS INC
filed 1999-11-12
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                     Outstanding at October 29, 1999
Common Stock, $.10 par value                  119,241,067



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         THERMO INSTRUMENT SYSTEMS INC.

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,  January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents (includes $408,490 under repurchase agreements           $  199,925  $  553,825
   with parent company in fiscal 1998)
 Advance to affiliate (Note 8)                                                         217,472           -
 Accounts receivable, less allowances of $34,036 and $23,726                           457,705     407,430
 Unbilled contract costs and fees                                                       13,938      13,114
 Inventories:
   Raw materials and supplies                                                          157,334     118,286
   Work in process                                                                      67,704      55,086
   Finished goods                                                                      123,396     103,217
 Prepaid and refundable income taxes                                                    78,107      62,921
 Other current assets                                                                   37,500      19,705
                                                                                    ----------  ----------

                                                                                     1,353,081   1,333,584
                                                                                    ----------  ----------

Property, Plant, and Equipment, at Cost                                                435,144     344,368
 Less:  Accumulated depreciation and amortization                                      150,065     124,137
                                                                                    ----------  ----------

                                                                                       285,079     220,231
                                                                                    ----------  ----------

Other Assets                                                                           158,960      73,705
                                                                                    ----------  ----------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                          1,067,716     938,254
                                                                                    ----------  ----------

                                                                                    $2,864,836  $2,565,774
                                                                                    ==========  ==========



                         THERMO INSTRUMENT SYSTEMS INC.

                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,  January 2,
(In thousands except share amounts)                                                       1999        1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term                         $  167,776  $   70,772
   obligations (includes advance from affiliate of $12,300; Note 8)
 Short-term obligations and current maturities of long-term                            338,800      60,000
   obligations, due to parent company (Note 5)
 Accounts payable                                                                      115,505     101,009
 Accrued payroll and employee benefits                                                  65,906      59,649
 Accrued income taxes                                                                   61,837      59,984
 Accrued installation and warranty expenses                                             43,387      39,958
 Deferred revenue                                                                       43,902      46,354
 Other accrued expenses (Notes 5 and 6)                                                182,303     135,708
 Due to parent company and affiliated companies                                          7,468      14,195
                                                                                    ----------  ----------

                                                                                     1,026,884     587,629
                                                                                    ----------  ----------

Deferred Income Taxes                                                                   42,562      29,278
                                                                                    ----------  ----------

Other Deferred Items                                                                    39,636      31,056
                                                                                    ----------  ----------

Long-term Obligations:
 Senior convertible obligations (Note 9)                                               172,500     327,042
 Subordinated convertible obligations                                                  318,985     389,436
 Other                                                                                  45,482      26,965
                                                                                    ----------  ----------

                                                                                       536,967     743,443
                                                                                    ----------  ----------

Minority Interest                                                                      249,551     229,361
                                                                                    ----------  ----------

Shareholders' Investment:
 Common stock, $.10 par value, 250,000,000 shares authorized;                           12,356      12,288
   123,564,702 and 122,879,889 shares issued
 Capital in excess of par value                                                        337,901     331,621
 Retained earnings                                                                     731,087     675,983
 Treasury stock at cost, 4,323,635 and 3,603,358 shares                                (70,472)    (63,671)
 Deferred compensation                                                                    (432)          -
 Accumulated other comprehensive items (Note 2)                                        (41,204)    (11,214)
                                                                                    ----------  ----------

                                                                                       969,236     945,007
                                                                                    ----------  ----------

                                                                                    $2,864,836  $2,565,774
                                                                                    ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                              $523,210   $407,010
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues                                                                      282,662    230,234
 Selling, general, and administrative expenses                                         145,327    110,905
 Research and development expenses                                                      39,847     28,089
 Restructuring and other nonrecurring costs, net (Note 6)                                  144     21,871
                                                                                      --------   --------

                                                                                       467,980    391,099
                                                                                      --------   --------

Operating Income                                                                        55,230     15,911

Interest Income                                                                          5,901      8,688
Interest Expense (includes $4,610 and $2,502 to parent company)                        (13,708)   (11,108)
Equity in Earnings of Unconsolidated Subsidiaries (Note 5)                                 705          -
Gain on Sale of Investments                                                                160        713
Gain on Issuance of Stock by Subsidiary                                                      -     (2,431)
Other Expense                                                                           (2,456)         -
                                                                                      --------   --------

Income Before Provision for Income Taxes, Minority Interest, and                        45,832     11,773
 Extraordinary Item
Provision for Income Taxes                                                              18,791      8,000
Minority Interest Expense                                                                3,371        891
                                                                                      --------   --------

Income Before Extraordinary Item                                                        23,670      2,882
Extraordinary Item, Net of Provision for Income Taxes and Minority                           -        195
 Interest of $143
                                                                                      --------   --------

Net Income                                                                            $ 23,670   $  3,077
                                                                                      ========   ========

Earnings per Share (Note 3):
 Basic                                                                                $    .20   $    .03
                                                                                      ========   ========

 Diluted                                                                              $    .18   $    .03
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                 119,742    120,399
                                                                                      ========   ========

 Diluted                                                                               130,685    120,974
                                                                                      ========   ========





The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO INSTRUMENT SYSTEMS INC.

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                  October 2,    October 3,
(In thousands except per share amounts)                                                 1999          1998
-------------------------------------------------------------------------------- ------------ ------------

Revenues                                                                          $1,522,423    $1,210,345
                                                                                  ----------    ----------

Costs and Operating Expenses:
 Cost of revenues                                                                    824,538       649,118
 Selling, general, and administrative expenses                                       428,598       324,576
 Research and development expenses                                                   115,288        84,349
 Restructuring and other nonrecurring costs, net (Note 6)                              1,543        23,294
                                                                                  ----------    ----------

                                                                                   1,369,967     1,081,337
                                                                                  ----------    ----------

Operating Income                                                                     152,456       129,008

Interest Income                                                                       17,599        26,238
Interest Expense (includes $12,173 and $8,956 to parent company)                     (39,364)      (34,735)
Equity in Losses of Unconsolidated Subsidiaries (Notes 5 and 6)                      (10,229)            -
Gain on Sale of Investments                                                            1,116           713
Gain on Issuance of Stock by Subsidiaries                                                  -        18,582
Other Expense                                                                         (3,386)            -
                                                                                  ----------    ----------

Income Before Provision for Income Taxes, Minority Interest, and                     118,192       139,806
 Extraordinary Item
Provision for Income Taxes                                                            52,012        50,948
Minority Interest Expense                                                             11,076        10,525
                                                                                  ----------    ----------

Income Before Extraordinary Item                                                      55,104        78,333
Extraordinary Item, Net of Provision for Income Taxes and Minority                         -           195
 Interest of $143
                                                                                  ----------    ----------

Net Income                                                                        $   55,104    $   78,528
                                                                                  ==========    ==========

Earnings per Share (Note 3):
 Basic                                                                            $      .46    $      .65
                                                                                  ==========    ==========

 Diluted                                                                          $      .43    $      .60
                                                                                  ==========    ==========

Weighted Average Shares (Note 3):
 Basic                                                                               119,464       121,547
                                                                                  ==========    ==========

 Diluted                                                                             130,897       133,900
                                                                                  ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.


                         THERMO INSTRUMENT SYSTEMS INC.

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
   Net income                                                                       $   55,104  $  78,528
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      60,614     47,011
     Noncash restructuring and nonrecurring costs (Note 6)                                 109      2,204
     Provision for losses on accounts receivable                                         5,471      1,508
     Equity in losses of unconsolidated subsidiaries (Notes 5 and 6)                    10,229          -
     Gain on sale of investments                                                        (1,116)      (713)
     Gain on issuance of stock by subsidiaries                                               -    (18,582)
     Minority interest expense                                                          11,076     10,525
     Extraordinary item, net of minority interest expense                                    -       (320)
     Decrease in deferred income taxes                                                    (306)
     Other noncash expenses                                                             12,549     13,713
     Changes in current accounts, excluding the effects of acquisitions:
       Accounts receivable                                                               9,096     19,062
       Inventories                                                                      (4,194)   (15,515)
       Other current assets                                                             (1,619)    (2,349)
       Accounts payable                                                                 (9,613)    (9,195)
       Other current liabilities                                                       (42,748)   (15,048)
     Other                                                                              (2,597)    (1,739)
                                                                                    ----------  ---------

        Net cash provided by operating activities                                      102,055    109,090
                                                                                    ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired (Note 5)                                          (339,865)   (79,063)
 Refunds of acquisition purchase price (Note 5)                                          5,169          -
 Payment to affiliated company for acquired business                                         -    (19,117)
 Advances to affiliate, net (Note 8)                                                  (217,351)         -
 Purchases of property, plant, and equipment                                           (33,750)   (18,901)
 Proceeds from sale of property, plant, and equipment                                    7,793      7,802
 Proceeds from sale and maturities of available-for-sale investments                     9,647      2,769
 Other, net                                                                              1,229     (6,283)
                                                                                    ----------  ---------

        Net cash used in investing activities                                       $ (567,128) $(112,793)
                                                                                    ----------  ---------













                         THERMO INSTRUMENT SYSTEMS INC.

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
------------------------------------------------------------------------- --------- ----------- ----------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common stock                  $    1,796  $ 112,638
 Net proceeds from issuance of subordinated convertible debentures                           -    244,226
 Repurchase of Company and subsidiary common stock and subordinated                    (26,779)   (87,861)
   convertible debentures
 Net proceeds from issuance of short-term obligation to parent
  company (Note 5)                                                                     200,000          -
 Repayment of short- and long-term obligations to parent company (Note 5)              (65,000)  (160,000)
 Increase (decrease) in short-term obligations, net                                     12,664    (10,149)
 Proceeds from issuance of long-term obligations                                        14,528          -
 Repayment of long-term obligations                                                    (18,210)    (2,085)
                                                                                    ----------  ---------

        Net cash provided by financing activities                                      118,999     96,769
                                                                                    ----------  ---------

Exchange Rate Effect on Cash                                                            (7,826)     4,127
                                                                                    ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                      (353,900)    97,193
Cash and Cash Equivalents at Beginning of Period                                       553,825    468,848
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $  199,925  $ 566,041
                                                                                    ==========  =========

Noncash Activities (Note 5):
 Fair value of assets of acquired companies                                         $  598,031  $ 114,774
 Cash paid for acquired companies                                                     (382,218)   (82,424)
 Issuance of short- and long-term obligations for acquired company                     (14,852)         -
 Cash to be paid for remaining outstanding shares of tender offer                       (2,012)         -
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $  198,949  $  32,350
                                                                                    ==========  =========

 Conversions of Company and subsidiary convertible obligations                      $    9,277  $   7,562
                                                                                    ==========  =========















The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended
October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the third quarter of 1999 and 1998, the Company's comprehensive income totaled $41.2 million and $23.6 million, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $29.9 million and $98.5 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------ ---------- ----------- ---------- -----------

Basic
Net Income                                                      $23,670    $  3,077    $55,104    $ 78,528
                                                                -------    --------    -------    --------

Weighted Average Shares                                         119,742     120,399    119,464     121,547
                                                                -------    --------    -------    --------

Basic Earnings per Share                                        $   .20    $    .03    $   .46    $    .65
                                                                =======    ========    =======    ========




3.    Earnings per Share (continued)

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income                                                      $23,670    $  3,077    $55,104    $ 78,528
Effect of:
 Convertible obligations                                            816           -      2,525       2,568
 Majority-owned subsidiaries' dilutive securities                  (762)        (24)    (1,978)     (1,405)
                                                                -------    --------    -------    --------

Income Available to Common Shareholders, as Adjusted            $23,724    $  3,053    $55,651    $ 79,691
                                                                -------    --------    -------    --------

Weighted Average Shares                                         119,742     120,399    119,464     121,547
Effect of:
 Convertible obligations                                         10,891           -     11,236      11,426
 Stock options                                                       52         575        197         927
                                                                -------    --------    -------    --------

Weighted Average Shares, as Adjusted                            130,685     120,974    130,897     133,900
                                                                -------    --------    -------    --------

Diluted Earnings per Share                                      $   .18    $    .03    $   .43    $    .60
                                                                =======    ========    =======    ========

      The computation of diluted earnings per share for each period excludes the effect of assuming the conversion of certain of the Company's convertible obligations because the effect would be antidilutive. As of October 2, 1999, the Company's $172.5 million principal amount 4 1/2% senior convertible debentures, convertible at $34.46 per share, and $250.0 million principal amount 4% subordinated convertible debentures, convertible at $35.65 per share, were excluded from the calculation of diluted earnings per share.

      In addition, the computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 3,235,000 of such options outstanding, with exercise prices ranging from $13.26 to $31.35 per share.

      During the third quarter of 1998, the Company recorded an extraordinary gain in connection with the repurchase of subsidiary subordinated convertible debentures, which increased basic and diluted earnings per share by $.01 in the three- and nine-month periods ended October 3, 1998.





4.    Business Segment Information

                                                            Three Months Ended          Nine Months Ended
                                                       October 2,    October 3,   October 2,    October 3,
(In thousands)                                               1999          1998         1999         1998
----------------------------------------------------- ------------ ------------- ------------ ------------

Revenues:
   Analytical                                           $ 218,228    $  210,311    $ 645,320    $  635,627
   Life Sciences                                           66,468        51,110      205,088       153,756
   Process Control                                         52,855        60,196      155,686       164,875
   Industrial                                             189,281        89,084      527,053       268,918
   Intersegment sales eliminations (a)                     (3,622)       (3,691)     (10,724)      (12,831)
                                                        ---------    ----------   ----------    ----------

                                                        $ 523,210    $  407,010   $1,522,423    $1,210,345
                                                        =========    ==========   ==========    ==========

Income Before Provision for Income Taxes,
 Minority Interest, and Extraordinary Item:
   Analytical (b)                                       $  35,012    $   17,098    $ 100,689    $   88,313
   Life Sciences (c)                                        5,843           154       19,805        12,131
   Process Control (d)                                      2,112         3,084        7,438        15,900
   Industrial (e)                                          12,800        (3,851)      27,298        13,084
   Corporate (f)                                             (537)         (574)      (2,774)         (420)
                                                        ---------    ----------   ----------    ----------

   Total operating income                                  55,230        15,911      152,456       129,008
   Interest and other income (expense), net(g)             (9,398)       (4,138)     (34,264)       10,798
                                                        ---------    ----------   ----------    ----------

                                                        $  45,832    $   11,773    $ 118,192    $  139,806
                                                        =========    ==========    =========    ==========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and related costs of $0.1 million and $0.8 million in the three- and nine-month periods ended October 2, 1999, respectively, and $15.5 million in the three- and nine-month periods ended October 3, 1998.
(c) Includes restructuring and related costs of $4.1 million in the three- and nine-month periods ended October 3, 1998.
(d) Includes reversals of previously recorded restructuring costs of $0.1 million and $0.2 million in the three- and nine-month periods ended October
    2, 1999, and restructuring costs of $1.8 million in the three- and nine-month periods ended October 3, 1998.
(e) Includes restructuring costs of $0.1 million and $0.9 million in the three- and nine-month periods ended October 2, 1999, respectively, and restructuring and other nonrecurring costs of $9.1 million and $10.5 million in the three- and nine-month periods ended October 3, 1998, respectively.
(f) Primarily corporate general and administrative expenses.
(g) Includes equity in losses of unconsolidated subsidiaries of $10.2 million in the nine-month period ended October 2, 1999 (Notes 5 and 6).

      During the first quarter of 1999, the Company acquired Spectra-Physics AB
(Note 5), which increased total assets of the Industrial segment by $528.0 million.


5.    Acquisitions

      During the first quarter of 1999, the Company acquired 17,494,684 shares
(or approximately 99%) of Spectra-Physics AB, a Stockholm Stock Exchange-listed company, for approximately 160 Swedish krona per share (approximately $20 per share) in completion of the Company's tender offer to acquire all of the outstanding shares of Spectra-Physics. The Company expects to acquire the remaining Spectra-Physics shares outstanding for approximately 160 Swedish krona per share pursuant to compulsory acquisition rules applicable to Swedish companies, certain shares of which were acquired in the second and third quarters of 1999. The aggregate purchase price was approximately $351.0 million, including related expenses. On the date of acquisition, Spectra-Physics had $39.1 million of cash, which included $30.5 million held by its majority-owned
Spectra-Physics Lasers, Inc. subsidiary. The accompanying balance sheet as of October 2, 1999, includes $2.0 million accrued for the purchase of the remaining
Spectra-Physics shares outstanding. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Spectra-Physics had revenues of approximately $442 million in 1998, with operations throughout North America and Europe, and a presence in the Pacific Rim.

      To finance this acquisition, the Company used a combination of available cash and $200.0 million of borrowings from Thermo Electron Corporation, pursuant to a promissory note due August 1999. In August 1999, the Company repaid $50.0 million of the principal amount outstanding under the promissory note and refinanced the balance of the note through borrowings from Thermo Electron due
February 2000. The borrowings bear interest at a rate equal to the 30-day Dealer
Commercial Paper Rate (DCP Rate) plus 150 basis points, set at the beginning of each month, provided such rate shall be reduced to the DCP Rate plus 50 basis points to the extent of any funds invested by the Company's majority-owned subsidiaries in the domestic cash management arrangement with Thermo Electron
(Note 8).

      During the first nine months of 1999, the Company's majority-owned subsidiaries made several other acquisitions for approximately $28.0 million in cash, net of cash acquired, subject to post-closing adjustments. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustments will be material.

      These acquisitions have been accounted for using the purchase method of accounting, and their results have been included in the accompanying financial statements from their respective dates of acquisition. The aggregate cost of these acquisitions exceeded the estimated fair value of the acquired net assets by $173.4 million, which is being amortized over periods not exceeding 40 years.
Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocations. The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates.


5.    Acquisitions (continued)

      Based on unaudited data, the following table presents selected financial information for the Company and Spectra-Physics on a pro forma basis, assuming the companies had been combined since the beginning of 1998. The effect of the acquisitions not included in the pro forma data was not material to the Company's results of operations.


                                                                   Three                   Nine
                                                                Months Ended           Months Ended
                                                                   October 3,     October 2,   October 3,
(In thousands except per share amounts)                                  1998          1999          1998
----------------------------------------------------- ------------------------- ------------ -------------

Revenues                                                           $  514,090    $1,561,712    $1,538,994
Net Income                                                              4,868        49,185        76,514
Earnings per Share:
 Basic                                                                    .04           .41           .63
 Diluted                                                                  .04           .38           .58

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of Spectra-Physics been made at the beginning of 1998.

      In July 1998, the Company's Metrika Systems Corporation subsidiary acquired the stock of Honeywell-Measurex Data Measurement Corporation, a wholly owned subsidiary of Honeywell-Measurex Corporation. During the first quarter of 1999, Metrika Systems received a refund of $0.6 million related to a previously agreed upon purchase price adjustment in connection with the acquisition. Also during the first quarter of 1999, Metrika Systems and Honeywell negotiated a post-closing adjustment under the terms of the purchase agreement pertaining to the determination of the amount of certain assets and liabilities at the date of acquisition for which Honeywell had maintained responsibility. This negotiation resulted in an amount due to Metrika Systems of $7.8 million, which is payable to Metrika Systems in three installments from April through December 1999, of which $4.0 million was received as of October 2, 1999. A corresponding increase in allowance for bad debts and certain liability accounts has been recorded to reflect the transfer of responsibility for these matters to Metrika Systems.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999, primarily included completion of planned severances and abandonment of excess facilities for certain acquisitions completed during the last 12 months.


5.    Acquisitions (continued)

      A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                   Abandonment
                                                                     of Excess
(In thousands)                                        Severance     Facilities          Other         Total
------------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                             $  3,806       $ 11,682       $  1,015       $16,503
 Reserves established                                    14,382          1,716          1,249        17,347
 Usage                                                   (6,495)        (2,030)        (1,188)       (9,713)
 Decrease due to finalization of restructuring             (725)           (90)          (265)       (1,080)
   plan, recorded as a decrease to cost in
   excess of net assets of acquired companies
 Currency translation                                      (206)          (256)           (38)         (500)
                                                       --------       --------       --------       -------

Balance at October 2, 1999                             $ 10,762       $ 11,022       $    773       $22,557
                                                       ========       ========       ========       =======

      In connection with the acquisition of Spectra-Physics, the Company acquired 4,162,000 shares of FLIR Systems, Inc. common stock. FLIR designs, manufactures, and markets thermal imaging and broadcast camera systems that detect infrared radiation or heat emitted directly by all objects and materials.
The Company accounts for its investment in FLIR using the equity method with a one quarter lag to ensure the availability of FLIR's operating results in time to enable the Company to include its pro rata share of FLIR's results with its own. During FLIR's first calendar quarter of 1999, FLIR recorded a loss in connection with a pooling-of-interests transaction and certain restructuring actions. The Company has recorded its pro rata share of this loss, $5.1 million, in equity in losses of unconsolidated subsidiaries in the accompanying statement of income for the nine months ended October 2, 1999. FLIR reported profitable results subsequent to its first quarter. In addition, as a result of the pooling consummated by FLIR and related issuance of FLIR shares in March 1999, the Company's pro rata share of FLIR's equity decreased to 29.4% from 34.6% prior to the transaction. This decrease totaled $6.0 million and has been recorded as a nonrecurring loss in equity in losses of unconsolidated subsidiaries in the accompanying statement of income for the nine months ended October 2, 1999, pursuant to Securities and Exchange Commission Staff Accounting Bulletin 51.

6.    Restructuring and Other Nonrecurring Costs

      During 1998, the Company and its subsidiaries recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 729 employees and abandoned-facility payments. As of January 2, 1999, the Company had terminated 500 employees and had $11.2 million accrued for severance and facility-closing costs relating to these activities. During the first quarter of 1999, the Company terminated 115 additional employees and recorded additional restructuring costs of $1.2 million. The restructuring costs consist of $0.7 million for business relocation and facility-closing costs, $0.3 million of costs related to severance for 8 employees, and $0.2 million of other restructuring costs. During the second quarter of 1999, the Company terminated
47 additional employees and recorded additional restructuring costs of $0.7 million. The restructuring costs consist of $0.4 million for business relocation and facility-closing costs, $0.2 million related to severance for 28 employees, and $0.1 million for the write-off of fixed assets no longer of use. In addition, the Company determined that 17 employees would not be terminated and, accordingly, reversed $0.6 million of previously established restructuring reserves. During the third quarter of 1999, the Company terminated 23 additional employees and recorded additional restructuring costs of $0.5 million. The restructuring costs consist of $0.4 million for business relocation and facility-closing costs and $0.1 million of costs related to severance for 4 employees. In addition, the Company settled certain severance matters for less than what had been accrued and, as a result, reversed $0.3 million of previously established restructuring reserves. The Company expects to incur additional restructuring costs totaling $0.1 million in the fourth


6.     Restructuring and Other Nonrecurring Costs (continued)

quarter of 1999, which are not permitted as charges until incurred pursuant to the requirements of EITF 94-3. A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                   Abandonment
                                                                     of Excess
(In thousands)                                        Severance     Facilities          Other          Total
------------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                              $ 9,281        $ 1,262        $   682        $11,225
 Charged to expense                                         611          1,063            652          2,326
 Reversal of reserve                                       (876)           (16)             -           (892)
 Usage                                                   (6,559)        (2,012)          (974)        (9,545)
 Currency translation                                      (377)            26            (66)          (417)
                                                        -------        -------        -------        -------

Balance at October 2, 1999                              $ 2,080        $   323        $   294        $ 2,697
                                                        =======        =======        =======        =======

      During the second quarter of 1999, the Company recorded a loss of $11.1 million in equity in losses of unconsolidated subsidiaries, which resulted from restructuring charges following a pooling at FLIR as well as from a decrease in the Company's pro rata share of FLIR as a result of the pooling. The Company's investment in FLIR was acquired in connection with the Company's acquisition of Spectra-Physics in February 1999 and is accounted for using the equity method
(Note 5).

7.    Proposed Reorganization

      During 1998, Thermo Electron announced a proposed reorganization, which it amended in May 1999, involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, the Company's
ThermoSpectra Corporation subsidiary announced in May 1999 that it had entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of the outstanding shares of common stock of ThermoSpectra that are held by the public shareholders in exchange for $16.00 per share in cash. Following the merger, ThermoSpectra's common stock would cease to be publicly traded. This transaction is expected to be completed on or about December 9, 1999. In addition, in July 1999, the Company's Thermo Vision
Corporation subsidiary announced that it had entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of the outstanding shares of common stock of Thermo Vision that are held by the public shareholders in exchange for $7.00 per share in cash. Following the merger, Thermo Vision's common stock would cease to be publicly traded. The stockholders' meeting for this transaction is expected to be held in the first quarter of 2000.

8.    Cash Management Arrangements

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day DCP Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least
50% of all funds invested under this cash management arrangement by all Thermo
Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.




8.    Cash Management Arrangements (continued)

      In addition, the Company's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo
Electron on terms similar to the domestic cash management arrangement.

      Amounts invested in or borrowed under these arrangements are included in "advance to affiliate" or "advance from affiliate," respectively, in the accompanying balance sheet.

9.    Redemption of Convertible Debentures

      In August 1999, the Company called for redemption on September 3, 1999, all of the outstanding $14.5 million principal amount of its 3 3/4% senior convertible debentures due 2000. During the three months ended October 2, 1999, $9.3 million principal amount of the debentures was converted into the Company's common stock and the remaining balance was repaid.

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

      The Company's businesses operate in four instrumentation segments:
Analytical, Life Sciences, Process Control, and Industrial. The Analytical segment, which includes the Company's Thermo Optek Corporation and ThermoQuest
Corporation subsidiaries, develops and manufactures analytical instruments that are used in the quantitative and qualitative analysis of elements and molecular compounds in gases, liquids, and solids. The Life Sciences segment includes
Thermo BioAnalysis Corporation (excluding its Eberline Health Physics business for periods prior to July 1998, when it contributed this business to a joint venture in the Industrial segment). This segment develops, manufactures, and markets biomolecular instruments and consumables; clinical laboratory equipment and supplies, including rapid point-of-care diagnostic test kits; and laboratory information-management systems used in biochemical research, clinical diagnosis, and pharmaceutical production. The Process Control segment, consisting of the Company's Metrika Systems Corporation and ONIX Systems Inc. subsidiaries, specializes in on-line instruments that measure and control products such as oil, gas, chemicals, raw materials, and finished goods throughout a variety of industrial processes. The Industrial segment, which generally includes the Company's Thermo Vision Corporation, ThermoSpectra Corporation, Spectra-Physics
Lasers, Inc., and wholly owned subsidiaries, including businesses of Spectra-Physics AB, acquired in February 1999 (Note 5), provides components and systems for applications such as test and measurement, environmental and nuclear monitoring, and imaging and inspection, in addition to laser-based instrumentation systems, primarily for the process control, industrial measurement, construction, research, commercial, and government markets.


Overview (continued)

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues increased $116.2 million to $523.2 million in the third quarter of 1999 from $407.0 million in the third quarter of 1998, primarily due to acquisitions. Revenues increased $121.2 million due to 1999 acquisitions and the inclusion of revenues from 1998 acquisitions for the full period. The increase in revenues was offset in part by a decrease of $6.3 million due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Excluding the impact of acquisitions and currency translation, revenues increased $1.3 million.

      Analytical segment revenues increased to $218.2 million in the third quarter of 1999 from $210.3 million in the third quarter of 1998. Revenues from existing operations increased at Thermo Optek, primarily due to an increase in revenues of spectrometry instruments sold by certain elemental analysis businesses and increased shipments of grating components. In addition, revenues increased at ThermoQuest, primarily due to an increase in revenues in Europe in certain product lines. Acquisitions added revenues of $1.7 million in the third quarter of 1999. These increases were offset in part by a decrease in revenues in North America in certain of ThermoQuest's product lines and a decrease in revenues of $3.0 million due to the unfavorable effects of currency translation.

      Life Sciences segment revenues increased to $66.5 million in the third quarter of 1999 from $51.1 million in the third quarter of 1998, primarily due to the inclusion of $12.0 million in revenues from acquisitions and, to a lesser extent, higher demand for certain of the segment's products and the expansion of sales and distribution channels into new markets. The unfavorable effects of currency translation decreased revenues by $1.3 million.

      Process Control segment revenues decreased to $52.9 million in the third quarter of 1999 from $60.2 million in the third quarter of 1998, primarily due to lower sales at existing operations as a result of reduced discretionary capital spending in the oil and gas production sector and, to a lesser extent, reduced spending by raw-material producers, particularly in the cement sector.
In addition, the unfavorable effects of currency translation decreased revenues by $0.8 million. These decreases were offset in part by the inclusion of $1.7 million in revenues from acquisitions.

      Industrial segment revenues increased to $189.3 million in the third quarter of 1999 from $89.1 million in the third quarter of 1998. An increase in revenues of $105.8 million from acquisitions, primarily Spectra-Physics in February 1999 (Note 5), was offset in part by lower revenues from existing businesses. Revenues from existing operations decreased primarily due to lower demand in Europe. In addition, the unfavorable effects of currency translation decreased revenues by $1.2 million.

      The gross profit margin increased to 46% in the third quarter of 1999 from 43% in the third quarter of 1998, primarily due to the inclusion in the 1998 period of inventory write-downs of $8.6 million for discontinued product lines and excess inventories caused by lower product demand. Excluding the inventory write-downs in 1998, the gross profit margin was 46%.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the third quarter of 1999 from 27% in the third quarter of 1998, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Spectra-Physics and, to a lesser extent, other acquired businesses.


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Research and development expenses increased to $39.8 million in the third quarter of 1999 from $28.1 million in the third quarter of 1998, primarily due to the inclusion of expenses from Spectra-Physics and, to a lesser extent, other acquired businesses. Research and development expenses as a percentage of revenues were 7.6% in 1999, compared with 6.9% in 1998. Excluding the expenses at acquired businesses, research and development expenses as a percentage of revenues were 7.2% in 1999.

      In connection with the restructuring actions undertaken by the Company in 1998, the Company incurred additional costs of $0.1 million in the third quarter of 1999 (Note 6). In connection with the closing of certain facilities, the Company expects to incur approximately $0.1 million of additional costs in the fourth quarter of 1999. During the third quarter of 1998, the Company recorded restructuring costs of $21.9 million in addition to the inventory write-downs discussed above. The restructuring costs consisted of $17.2 million for severance for approximately 729 employees, $4.3 million for facility-closing costs, and $0.4 million for the loss on the sale of a division.

      Interest income decreased to $5.9 million in the third quarter of 1999 from $8.7 million in the third quarter of 1998, primarily due to a reduction in invested balances as a result of acquisitions, including the acquisition of Spectra-Physics in February 1999, and, to a lesser extent, the repurchase of Company and subsidiary common stock and debentures primarily in the second half of 1998 and the first quarter of 1999. These decreases were offset in part by the inclusion of interest income from Spectra-Physics.

      Interest expense increased to $13.7 million in the third quarter of 1999 from $11.1 million in the third quarter of 1998, primarily due to borrowings from Thermo Electron Corporation in connection with the acquisition of Spectra-Physics (Note 5). The increase was offset in part by a decrease in interest expense due to the repayment in 1998 of certain promissory notes to Thermo Electron that were issued in connection with acquisitions.

      Equity in earnings of unconsolidated subsidiaries of $0.7 million in the third quarter of 1999 primarily relates to Spectra-Physics' minority investment in FLIR Systems, Inc. (Note 5).

      Gain on sale of investments in the third quarter of 1999 primarily resulted from the sale of an available-for-sale investment. Gain on sale of investments in the third quarter of 1998 primarily resulted from the sale of shares of common stock of SteriGenics International, Inc. by ThermoSpectra, which it obtained in connection with the 1997 sale of one of its product lines.

      In the third quarter of 1998, the Company reversed $2.4 million of previously recognized gains as a result of a repurchase by one of its subsidiaries of its common stock.

      Other expense of $2.5 million in the third quarter of 1999 represents net foreign currency exchange losses. As part of the Company's acquisition of Spectra Physics, the Company acquired a majority interest in Spectra-Physics
Lasers, Inc. (SPLI) a U.S. publicly traded company. Prior to its acquisition by the Company, SPLI elected early adoption of Statement of Financial Accounting
Standards (SFAS) No. 133, "Accounting for Derivatives." The Company has not elected early adoption of SFAS No. 133, although it must adopt the statement no later than 2001. Under SFAS No. 133, SPLI is permitted under certain conditions to enter foreign exchange contracts to hedge anticipated transactions without recording gains and losses on such contracts in income. Such contracts are deemed speculative hedges under SFAS No. 52, "Foreign Currency Translation," and must be marked to market with the resulting gain or loss reported as a component of the Company's results of operations. During the third quarter of 1999, the Company recorded a loss on foreign exchange contracts entered by SPLI of $2.7 million. The Company's results may continue to be affected by such transactions in the future.


Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Excluding the impact of a nontaxable reversal of a gain on issuance of stock by a subsidiary in the third quarter of 1998, the effective tax rate was 41% in the third quarter of 1999, compared with 56% in the third quarter of 1998. The effective tax rate exceeded the statutory federal income tax rate in both periods due to nondeductible amortization of cost in excess of net assets of acquired companies, foreign tax rate and tax law differences, and the impact of state income taxes. The effective tax rate decreased primarily due to the larger relative effect of nondeductible expenses in the 1998 period due to lower income as a result of restructuring and related costs recorded during the third quarter of 1998.

      Minority interest expense increased to $3.4 million in the third quarter of 1999 from $0.9 million in the third quarter of 1998, primarily due to lower earnings at the Company's majority-owned subsidiaries in the 1998 period as a result of restructuring and related costs recorded in the third quarter of 1998.

      During the third quarter of 1998, a majority-owned subsidiary of the Company repurchased a portion of its subordinated convertible debentures resulting in an extraordinary gain, net of taxes and minority interest, of $0.2 million.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues increased $312.1 million to $1,522.4 million in the first nine months of 1999 from $1,210.3 million in the first nine months of 1998, primarily due to acquisitions. Revenues increased $364.9 million due to 1999 acquisitions and the inclusion of revenues from 1998 acquisitions for the full period. The increase in revenues was offset in part by a decrease of $4.4 million due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Excluding the impact of acquisitions and currency translation, revenues decreased $48.4 million.

      Analytical segment revenues increased to $645.3 million in the first nine months of 1999 from $635.6 million in the first nine months of 1998, primarily due to the inclusion of $7.1 million in revenues from acquisitions and an increase in revenues in Europe at ThermoQuest in certain product lines. These increases were offset in part by a decrease in revenues primarily due to reduced demand for components sold into the excimer laser market and increased price competition at certain elemental analysis businesses of Thermo Optek. In addition, the unfavorable effects of currency translation decreased revenues by $1.6 million.

      Life Sciences segment revenues increased to $205.1 million in the first nine months of 1999 from $153.8 million in the first nine months of 1998, primarily due to the inclusion of $43.8 million in revenues from acquisitions and, to a lesser extent, higher demand for certain of the segment's products and the expansion of sales and distribution channels into new markets. In addition, the unfavorable effects of currency translation decreased revenues by $1.2 million.

      Process Control segment revenues decreased to $155.7 million in the first nine months of 1999 from $164.9 million in the first nine months of 1998, primarily due to lower sales from existing operations as a result of reduced discretionary capital spending by companies in the process control industry, due to difficult market conditions, by the oil and gas production sector and, to a lesser extent, by raw-material producers, particularly in the cement sector. In addition, the unfavorable effects of currency translation decreased revenues by $1.0 million. These decreases were offset in part by the inclusion of $20.5 million in revenues from acquisitions.

      Industrial segment revenues increased to $527.1 million in the first nine months of 1999 from $268.9 million in the first nine months of 1998, primarily due to the inclusion of $293.5 million in revenues from acquisitions, primarily
Spectra-Physics in February 1999 (Note 5). These increases were offset in part by lower revenues from existing



First Nine Months 1999 Compared With First Nine Months 1998 (continued)

businesses, primarily at ThermoSpectra, principally due to softness in the semiconductor industry in the first half of 1999, compared with the first half of 1998. The unfavorable effects of currency translation decreased revenues by $0.6 million.

      The gross profit margin was 46% in the first nine months of 1999 and 1998.
The inclusion in the 1999 period of lower-margin revenues from Spectra-Physics, which recorded an adjustment to expense of $6.7 million relating to the sale of inventories revalued at the time of acquisition, was offset by the inclusion of inventory write-downs of $8.6 million in the 1998 period, as discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first nine months of 1999 from 27% in the first nine months of 1998, principally due to the inclusion of higher selling, general, and, administrative expenses as a percentage of revenues at acquired businesses, primarily Spectra-Physics and, to a lesser extent, lower sales volume at several of the Company's subsidiaries.

      Research and development expenses increased to $115.3 million in the first nine months of 1999 from $84.3 million in the first nine months of 1998, primarily due to the inclusion of expenses at Spectra-Physics and, to a lesser extent, other acquired businesses. Research and development expenses as a percentage of revenues were 7.6% in 1999, compared with 7.0% in 1998. Excluding the expenses at acquired businesses, research and development expenses as a percentage of revenues were 7.5% in 1999.

      In connection with the restructuring actions undertaken by the Company in 1998, the Company incurred additional costs of $1.5 million in the first nine months of 1999 (Note 6). During the first nine months of 1998, the Company recorded restructuring and nonrecurring costs of $23.3 million, in addition to the inventory write-downs discussed above. These costs consisted of $21.9 million of restructuring costs as discussed in the results of operations for the third quarter and $1.4 million of nonrecurring costs relating to the resolution of an arbitration proceeding.

      Interest income decreased to $17.6 million in the first nine months of 1999 from $26.2 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Interest expense increased to $39.4 million in the first nine months of 1999 from $34.7 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      Equity in losses of unconsolidated subsidiaries of $10.2 million in the first nine months of 1999 primarily relates to nonrecurring charges associated with Spectra-Physics' minority investment in FLIR that were recorded in the second quarter of 1999. Of this amount, $5.1 million represents the Company's pro rata share of FLIR's loss that arose in connection with restructuring activities following a merger completed by FLIR, which was accounted for as a pooling of interests. In addition, $6.0 million of the loss resulted from a decrease in the Company's pro rata share of FLIR's equity following completion of the pooling transaction and related issuance of FLIR shares (Notes 5 and 6).

      Gain on sale of investments in the first nine months of 1999 primarily resulted from the sale of an available-for-sale investment. Gain on sale of investments in the first nine months of 1998 represents the sale of shares of common stock of SteriGenics by ThermoSpectra as discussed in the results of operations for the third quarter.

      As a result of the sale of stock by subsidiaries, the Company recorded a gain of $18.6 million in the first nine months of 1998.

      Other expense of $3.4 million in the first nine months of 1999 represents net foreign currency exchange losses. Of this amount, $3.1 million arose from the reason discussed in the results of operations for the third quarter.


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

      Excluding the impact of a nontaxable gain on issuance of stock by subsidiaries in the first nine months of 1998, the effective tax rate was 44% in the first nine months of 1999, compared with 42% in the first nine months of 1998. The effective tax rate exceeded the statutory federal income tax rate in both periods due to nondeductible amortization of cost in excess of net assets of acquired companies, foreign tax rate and tax law differences, and the impact of state income taxes. The effective tax rate increased in 1999 primarily due to nonrecurring charges.

      Minority interest expense increased to $11.1 million in the first nine months of 1999 from $10.5 million in the first nine months of 1998, primarily due to the reason discussed in the results of operations for the third quarter.

Liquidity and Capital Resources

      Consolidated working capital was $326.2 million at October 2, 1999, compared with $746.0 million at January 2, 1999. Included in working capital are cash and cash equivalents of $199.9 million at October 2, 1999, compared with $553.8 million at January 2, 1999. Of the cash and cash equivalents balance at October 2, 1999, $142.0 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. In addition, as of October 2, 1999, the Company had $217.5 million invested in an advance to affiliate. Of the advance to affiliate at October 2, 1999, $196.0 million was held by the Company's majority-owned subsidiaries and the balance was advanced by the Company and its wholly owned subsidiaries. Prior to the use of new cash management arrangements between the Company and Thermo
Electron (Note 8), which became effective in 1999, such amounts were included in cash and cash equivalents. At October 2, 1999, $153.0 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, for activities including acquisitions, repatriation of this cash into the United States would be subject to foreign withholding taxes and could also be subject to a United States tax. Also reflected in working capital are $338.8 million of short-term obligations and current maturities of long-term obligations due to Thermo Electron over various periods in 2000 and $61.0 million principal amount of ThermoQuest's 5% subordinated convertible debentures due September 2000.

      Cash provided by operating activities in the first nine months of 1999 was $102.1 million. The Company generated $9.1 million of cash from a decrease in accounts receivable, principally in the Analytical segment resulting primarily from lower revenues in the third quarter of 1999, compared with the fourth quarter of 1998. Cash of $9.6 million was used to fund a decrease in accounts payable, primarily due to the timing of payments. The Company used $42.7 million of cash to reduce other current liabilities, primarily as a result of payments for accrued restructuring and accrued acquisition costs and, to a lesser extent, the timing of payments and a decrease in deferred revenue in the Process Control segment due to the shipment of products for which advance payments had been received in the fourth quarter of 1998. As of October 2, 1999, the Company had $2.7 million of accrued restructuring costs, of which it expects to pay $0.3 million in the fourth quarter of 1999 and the remainder in 2000. As of October
2, 1999, the Company had $22.3 million of accrued acquisition costs. The Company expects to pay $10.8 million of this amount relating to severance over the next three to six months and the remainder relating primarily to the abandonment of excess facilities over the term of the leases of such facilities.

      During the first nine months of 1999, the Company's primary investing activities, excluding advance to affiliate and available-for-sale investments activity, included acquisitions and the purchase of property, plant, and equipment. The Company expended $339.9 million, net of cash acquired, for acquisitions, including the acquisition of Spectra-Physics, and received an aggregate $5.2 million of purchase price adjustments for acquisitions, primarily for an acquisition by Metrika Systems in 1998 (Note 5). Metrika Systems received an additional $2.5 million of the purchase price adjustment on October 4, 1999, and expects to receive the final installment of the post-closing adjustment of $1.3 million during the fourth quarter of 1999. The Company expended $33.8 million for purchases of property, plant, and equipment and received proceeds of $7.8 million from the sale of property, plant, and equipment in the first nine


Liquidity and Capital Resources (continued)

months of 1999. During the remainder of 1999, the Company plans to make expenditures of approximately $25 million for property, plant, and equipment.

      The Company's financing activities provided $119.0 million of cash in the first nine months of 1999. To finance the acquisition of Spectra-Physics, the Company borrowed $200.0 million from Thermo Electron pursuant to a promissory note due August 1999 (Note 5). In August 1999, the Company repaid $50.0 million of the principal amount outstanding under this promissory note and refinanced the balance of the note through borrowings from Thermo Electron due February
2000 (Note 5). Thermo Electron has indicated that it will seek repayment of this note in 2000 only to the extent the Company's cash flow permits such repayment.
In March and July 1999, ThermoSpectra repaid an aggregate $15.0 million of borrowings to Thermo Electron. In July 1999, Thermo Electron extended the maturity of ThermoSpectra's $45.0 million promissory note to December 1999.
During the first nine months of 1999, a net increase in short-term obligations provided $12.7 million of cash. In addition, certain divisions of Thermo
BioAnalysis borrowed $14.5 million, denominated in foreign currencies of countries where the divisions operate, primarily to fund acquisitions. The
Company used $18.2 million of cash for the repayment of long-term obligations.

      In September 1999, the Company's Board of Directors authorized the repurchase through September 15, 2000, of up to $25 million of its own securities and those of its publicly held subsidiaries in the open market, or in negotiated transactions. During the first nine months of 1999, the Company and certain of its majority-owned subsidiaries expended $26.8 million to repurchase common stock of the Company and common stock and debentures of certain of the Company's majority-owned subsidiaries. In addition, as of October 2, 1999, the Company had recorded a liability of $2.3 million for common stock repurchases executed prior to that date that settled subsequently. The majority-owned subsidiaries' purchases were made pursuant to authorizations by the Boards of Directors of such subsidiaries. As of October 2, 1999, $14.9 million remained under the Company's authorization and $15.9 million remained under one of the Company's majority-owned subsidiary's authorization to purchase its securities.
In October and November 1999, several majority-owned subsidiaries' Board of Directors authorized the repurchase of up to an additional $15.0 million of their respective securities through October and November 2000.

      In August 1999, the Company called for redemption on September 3, 1999, all of the outstanding $14.5 million principal amount of its 3 3/4% senior convertible debentures due 2000. During the three months ended October 2, 1999, $9.3 million principal amount of the debentures was converted into the Company's common stock and the remaining balance was repaid.

      In May and July 1999, the Company entered into definitive merger agreements with ThermoSpectra and Thermo Vision, respectively, pursuant to which the Company would acquire all of the outstanding shares of common stock of these subsidiaries that are held by public shareholders. The aggregate cash cost of the mergers is estimated to be approximately $31 million, which will be paid with internal funds (Note 7).

      The Company's short-term obligations and current maturities of long-term obligations due to Thermo Electron totaling $338.0 million at October 2, 1999, are due in 1999 and over various periods in 2000. In addition, ThermoQuest's
$61.0 million and Thermo Optek's $69.0 million principal amount 5% subordinated convertible debentures are due in September and October 2000, respectively. The
Company may need to borrow funds at the debts' maturity from Thermo Electron, although it has no agreements to do so. The repayment of the debt to Thermo
Electron and maturities of the 5% subordinated convertible debentures could adversely affect the Company's liquidity in 2000. Excluding such debt, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The
Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, and/or short-term borrowings


Liquidity and Capital Resources (continued)

from Thermo Electron although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunication systems at its critical facilities. In phase two of its program, any noncompliant systems or non-information technology systems that were identified during phase one were prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems and this process was more than 90% complete as of October 2, 1999. In many cases, such upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that its remaining material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of November 1999.

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

      The Company is in the process of identifying and contacting suppliers and vendors that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is following-up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.



Year 2000 (continued)

Contingency Plan

      The Company has substantially completed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      The Company had incurred expenses to third parties (external costs) related to year 2000 issues of approximately $3.9 million as of October 2, 1999, and the total external costs of year 2000 remediation are expected to be approximately $5.2 million. Year 2000 costs were funded from working capital.
All internal costs and related external costs, other than capital additions related to year 2000 remediation, have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year
2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of November 1999.

                                                          THERMO INSTRUMENT SYSTEMS INC.



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   10 $150,000,000 Promissory Note dated as of August 27, 1999, issued by the Registrant to Thermo Electron Corporation.

   27          Financial Data Schedule.




