Form 10-K
period 2000-01-01
THERMO INSTRUMENT SYSTEMS INC
filed 2000-03-23
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC 20549
                           ----------------------------------------------------

                                                FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 1, 2000

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                      Commission file number 1-9786

                                      THERMO INSTRUMENT SYSTEMS INC.
                          (Exact name of Registrant as specified in its charter)

Delaware                                           04-2925809
(State or other jurisdiction of
incorporation or organization)       (I.R.S. Employer Identification No.)

81 Wyman Street, P.O. Box 9046
Waltham, Massachusetts                                            02454-9046
(Address of principal executive offices)                          (Zip Code)

              Registrant's telephone number, including area code: (781) 622-1000

              Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
Common Stock, $.10 par value               American Stock Exchange
4% Convertible Subordinated
Debentures due 2005                        American Stock Exchange

              Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 28, 2000, was approximately $221,069,000.

As of January 28, 2000, the Registrant had 118,851,664 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 1, 2000, are incorporated by reference into Parts I and II.

The information required by Part III of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, and such information is incorporated by reference from such filing.

                                     PART I

Item 1.  Business

(a)   General Development of Business

      Thermo Instrument Systems Inc. (the Company or the Registrant) is a global leader in the development, manufacture, and sale of measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provides knowledge for the user. For example, the Company's powerful analysis technologies help researchers sift through data to make the discoveries that will fight disease and prolong life; allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      The Company operates in three segments: Life Sciences, which includes the Company's 90%-owned ThermoQuest Corporation and 67%-owned Thermo BioAnalysis Corporation subsidiaries, as well as certain wholly-owned subsidiaries; Optical Technologies, which includes the Company's 93%-owned Thermo Optek Corporation, 78%-owned Thermo Vision Corporation, 90%-owned ThermoSpectra Corporation, and 80%-owned Spectra-Physics-Lasers, Inc. subsidiaries, in addition to certain wholly-owned subsidiaries; and Measurement and Control, which includes the Company's 80%-owned ONIX Systems Inc. and 70%-owned Metrika Systems Corporation subsidiaries, as well as certain of the Company' wholly owned subsidiaries, including certain of the businesses of Spectra-Physics AB, acquired in February 1999.

      Historically, the Company had adopted a strategy of spinning out certain of its businesses into separate public subsidiaries in which it held the majority ownership. See Note 10 to Consolidated Financial Statements in the Registrant's 1999* Annual Report to Shareholders for a description of the issuance of stock by the Company's subsidiaries, which statements are incorporated herein by reference.

      ThermoSpectra and Thermo Vision announced in May and July 1999, respectively, that they had entered into definitive agreements and plans of merger with the Company pursuant to which the Company would acquire all of the outstanding shares of common stock of ThermoSpectra and Thermo Vision held by the public shareholders in exchange for $16.00 per share and $7.00 per share in cash, respectively. The mergers of ThermoSpectra and Thermo Vision were completed in December 1999 and January 2000, respectively, for $22.7 million and $11.2 million in cash, respectively. The common stock of these companies has ceased to be publicly traded. The Company's parent, Thermo Electron Corporation, owns 10% and 3% of the outstanding shares of ThermoSpectra and Thermo Vision, respectively.

      In January 2000, the Company announced that it plans to take private ThermoQuest, Thermo Optek, Thermo BioAnalysis, Metrika Systems, and ONIX Systems. In addition, the Company announced that Thermo Electron plans to take it private. These actions are part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business. Each component of the reorganization is subject to certain conditions, as outlined in
Note 18 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

      Historically the Company has grown through the acquisition of companies, technologies, and product lines, as well as through internal development of new products and technologies. During the past several years, the Company has completed a number of complementary acquisitions that have provided additional technologies, specialized manufacturing or product development expertise, and broader capabilities in marketing and distribution. The Company completed its acquisition of Spectra-Physics AB, a Stockholm Stock Exchange-listed company, in February 1999, when it acquired 17,494,684 shares of Spectra-Physics (or approximately 99%) for approximately 160 Swedish krona per share (approximately $20 per share) in completion of the Company's tender offer to acquire all of the

--------------------
* References to 1999, 1998, and 1997 herein are for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

outstanding shares of Spectra-Physics. In March 2000, the Company completed the acquisition of the remaining Spectra-Physics shares outstanding pursuant to compulsory acquisition rules applicable to Swedish companies. The aggregate purchase price was $351.5 million, including related expenses. Spectra-Physics manufactures a wide range of laser-based instrumentation systems, primarily for the process-control, industrial measurement, construction, research, commercial, and government markets. Acquisitions slowed during the months preceding the reorganization announcement, while Thermo Electron evaluated its businesses and the markets it serves. Thermo Electron has commenced its acquisition strategy once again and expects to use proceeds from the sale of businesses under its reorganization plan to bolster the Company's instrument technologies, product lines, sales and marketing, and distribution channels. The Company also plans to emphasize internal development as a source of growth in revenues and profitability. The strategy calls for increasing research and development expenses, particularly in, but not limited to, the high-growth Life Sciences segment and telecommunications area of its Optical Technologies segment; developing strategic partnerships to increase product sales; and divesting of slower-growth businesses. The Company's goal is to balance revenue growth equally, with half from acquisitions and half from internal development.

      The Company was incorporated in Delaware in May 1986 as a wholly owned subsidiary of Thermo Electron to operate the instruments businesses that were previously conducted by several Thermo Electron subsidiaries. During 1999, Thermo Electron purchased 2,424,700 shares of the Company's common stock in the open market at a total cost of $37.4 million. As of January 1, 2000, Thermo Electron owned 104,271,860 shares, or 87.8%, of the Company's outstanding common stock.

      In February 2000, the Company's $140.0 million principal amount 3 3/4% senior convertible note, convertible at $13.55 per share, was converted by Thermo Electron into 10,334,620 shares of Company common stock. Following the conversion, Thermo Electron owned 88.8% of the Company's outstanding common stock.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Segments

      Financial information concerning the Company's segments is summarized in
Note 13 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Life Sciences

      The Company's Life Sciences segment addresses the biotechnology and pharmaceutical markets, as well as the clinical laboratory and healthcare industries. The segment is organized into five groups: biosciences instruments and consumables; advanced instrumentation and consumables; scientific equipment; clinical equipment and supplies; and information management systems.

      Biosciences instruments and consumables encompass a broad range of instruments, such as microplate-based handling and reading equipment, optical biosensors, polymerase chain reaction (PCR) thermal cyclers for deoxyribonucleic acid (DNA) amplification, and capillary electrophoresis (CE). Consumables - disposable, one-time use, or limited life span products - include reagents, microtiter plates, liquid-handling pipettes, and pipette tips. Biosciences instruments are used primarily by pharmaceutical companies for drug discovery and development, testing, and quality control, and by biotechnology companies for research leading to knowledge about diseases and possible treatments. These products are typically used on the "front end" of multi-instrument systems, as the instruments prepare and handle samples prior to being loaded into other, advanced instruments.

      Advanced instrumentation and consumables includes the Company's offerings of mass spectrometers, liquid chromatographs, gas chromatographs, and multi-instrument combinations of these products, along with the vials, syringes, and columns necessary for chromatography. As with biomolecular instruments, these products are used by the pharmaceutical industry for drug development, testing, and quality control; and by the biotechnology industry for research leading to knowledge about disease and possible treatments. A significant, and growing, application for these instruments is proteomics, which is the study of proteins. Most drugs - about 90 percent - interact with proteins, so multi-instrument systems that rapidly identify and quantify proteins are of increasing value to pharmaceutical and biotechnology customers. In 2000, the Company introduced an integrated, high-throughput system for the quantitative analysis of proteins, employing the Company's new Surveyor high performance liquid chromatograph, LCQ Deca mass spectrometer, and new TurboSEQUEST software.

      Scientific equipment is used for the preparation and preservation of chemical samples, principally in research settings for pharmaceutical, academic, and government customers. Products in this group include ultralow-temperature freezers, high-speed centrifuges, centrifugal vacuum concentrators, and laboratory freeze dryers.

      Clinical equipment and supplies are used by such healthcare facilities as reference laboratories, physician-office laboratories, and hospital laboratories to detect and diagnose disease. Products in this group include sample preparation instruments and materials to highlight abnormal cells, blood gas and ion-selective electrolyte (ISE) consumables, chemistry reagents, clinical biochemistry instruments and automation equipment, and rapid diagnostic tests for use in physicians' offices. The Company received U.S. Food and Drug Administration (FDA) clearance in December 1998 for its FLU OIA 15-minute diagnostic test, which detects influenza A and B in patient samples. The Company also received FDA clearance in 1999 to market a rapid diagnostic test for Clostridium difficile, an intestinal disease.

      Information management systems provided by the Company facilitate the monitoring and analysis of samples, as well as storage and organization of information in laboratories, industrial settings, and clinical testing sites. The Company is a leading supplier of laboratory information management systems
(LIMS) and provides chromatography data systems (CDS) to analyze chromatographic data obtained via gas or liquid chromatography and capillary electrophoresis.

Optical Technologies

      The Company is a leader in optical and energy-based systems and technologies that control and apply light throughout the electromagnetic spectrum for many different uses. Products within the Optical Technologies segment are used in multiple markets, particularly the scientific instrument, semiconductor, and telecommunications industries, to fabricate, analyze, and implement advanced materials. These products are grouped into four categories: spectroscopy, semiconductor, physical properties, and photonics. In addition, the Company's majority owned Spectra-Physics Lasers, Inc. (SPLI) subsidiary, a leader in the design, development, manufacture, and distribution of lasers and laser systems for a broad range of markets, is also part of the Optical Technologies segment. SPLI was acquired indirectly by the Company as part of its acquisition of Spectra-Physics AB.

      Spectroscopy instrumentation is used for molecular and elemental analysis based upon energy and light measurements. These precision instruments use optics to determine, in a nondestructive manner, the composition of a wide range of complex liquids and solids. Customers include pharmaceutical, specialty chemical, and basic material producers, who use these instruments either in a laboratory or integrated into the production line.

      Semiconductor products are used in the manufacture of capital equipment that produces and tests semiconductors. In particular, the Company is the leading supplier of molecular-beam epitaxy (MBE) reactors for the manufacture of gallium arsenide and other compound semiconductor devices. The largest application is for microwave devices used in cellular telephones and other high-speed wireless communications devices. In 1999, the Company introduced the V150 MBE, a successor to its market-leading V100 MBE system. The V150 MBE helps customers keep up with the rapidly growing demand for high-speed telecommunications devices by significantly increasing semiconductor production capacity.

      Physical properties products analyze materials for viscosity, surface tension, and thermal properties. Significant customers include the food and beverage industries, which use high-precision viscometers to maintain quality and consistency of their products. In addition, the Company manufactures products for precision temperature control necessary for analytical, laboratory, industrial, research and development, laser, and semiconductor applications.

      Photonics businesses manufacture optical components that are used in a variety of industries, including scientific and medical instruments, telecommunications, and semiconductor applications.

      Also a part of this segment, SPLI offers technologies of high-power semiconductor-based laser and semiconductor laser pumped solid state laser technologies, as well as conventional lasers and laser-related products. Conventional lasers have unique performance characteristics that make them the only current solution for certain demanding technical applications. SPLI also manufactures high-power semiconductor-based lasers, which are generally more efficient, reliable, cost-effective, and compact than conventional lasers. SPLI's customers are in the materials processing, life sciences, research and development, printing, and telecommunications markets. Research and development emphasis will be on creating components for the next generation of high-speed fiber-optic telecommunications. In 1999, SPLI introduced a new line of thin-film filters, which are used to separate data (light) within fiber-optic cable, allowing more wavelengths of light to travel down the cable to increase what is known as the "bandwidth" or capacity of the fiber.

Measurement and Control

      The Company provides a range of real-time, on-line sensors, monitors and control systems through its Measurement and Control segment that not only help manufacturers ensure their processes and industrial practices meet their own and government standards for quality, reliability, and safety, but also reduce costs, save materials, and increase productivity. The segment is organized into four groups: environmental, quality control, field instruments and sensors, and oil and gas.

      Environmental products include a complete line of instruments and systems for monitoring environmental pollutants generated by industrial and mobile sources. These include continuous gaseous and aerosol monitors, and water quality instruments for assessing ambient air quality and emissions from stationary sources. Specific compounds measured include oxides of nitrogen, sulfur dioxide, ozone, carbon monoxide, carbon dioxide, volatile organic compounds, fine particulates, total organic carbon, and total organic halogens.

      The Company also provides a comprehensive line of radiation and gas detectors for controlling and detecting the presence of harmful radiation and combustible and toxic gases for worker and plant safety. These products range from the simplest handheld general-purpose portable equipment to more sophisticated stationary installed systems.

      Quality control systems are manufactured by the Company for on-line process optimization, taking ultrahigh-speed, noninvasive measurements and analyzing the physical and chemical properties of streams of raw materials in real time. These systems are used primarily to analyze the composition of raw materials for certain basic industries, such as coal, cement, and minerals production. This technology allows the entire stream of material to be analyzed and eliminates the need for off-line sampling, which adds production time and cost.

      Process optimization systems are also provided by the Company for the continuous production of certain web-type finished materials, such as metal strip, plastics, foil, rubber, glass, and paper. The Company's instruments measure the total thickness, basis weight, and coating thickness of such materials, and are also capable of detecting defects the size of a pinhole in these webs. They can measure a single point on the material, several points, or generate a web profile. Measurements are gathered without contacting the material or interfering with the production process, and are highly accurate and extremely reliable - even in hostile environments such as steel mills. These systems provide tangible economic benefits for customers, while reducing material waste and energy consumption.

      Field instruments and sensors are provided by the Company for use in the process control industry. These instruments measure level, density, flow, and composition, acquiring data for use in controlling industrial and chemical processes. Level and density instruments include point-level, continuous-level, and density sensors that use a variety of technologies, including commercial radiation, radar, ultrasonic, and vibrational measurement principles. Flow instrumentation includes ultrasonic flowmeters, in-line turbine meters, pitostatic air flow monitors, and electronic flow metering instruments used for natural gas custody transfer. The Company's on-line composition analysis instruments are used to measure chemical compounds in a variety of liquids, gases, and solids using gas chromatographic, mass spectrographic, and X-ray fluorescent technologies. The Company also offers strip chart and video graphic recorders along with instrumentation for measuring and recording AC power in industrial facilities.

      Oil and gas products cover specifically designed and installed sensor systems that are used to provide real-time measurement, data communication, and local control of process functions, primarily for customers in the production segment of the oil and gas industry. These special-purpose instruments and sensors include rod pump controllers, remote terminal units, gas-injection systems, and both topside and subsea wellhead safety and control systems. These systems and the aftermarket services provided are required by oil and gas companies throughout the world, particularly those operating offshore platforms. The Company's electrical generators, switchgear, and motor control units are used in a wide variety of industrial and commercial applications.

      (ii) and (xi) New Products; Research and Development

      The Company maintains active programs for the development of new technologies and the enhancement of existing products. Research and development expenses were $157.3 million, $113.9 million, and $107.6 million in 1999, 1998, and 1997, respectively.

      (iii)Raw Materials

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

      (vii) Dependency on a Single Customer

      No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

      (viii)Backlog

      The Company's backlog of firm orders at year-end 1999 and 1998 was as follows:

(In thousands)                                                                             1999       1998
-------------------------------------------------------------------------------------  --------   --------

Life Sciences                                                                          $107,784   $ 89,679
Optical Technologies                                                                    200,421    122,361
Measurement and Control                                                                  94,432     71,461
                                                                                       --------   --------
                                                                                       $402,637   $283,501
                                                                                       ========   ========

      Certain of these orders are cancelable by the customer upon payment of a cancellation charge. The Company anticipates that substantially all of the backlog as of January 1, 2000, will be shipped or completed during 2000. The
Company does not believe that the level of, or changes in the level of, its backlog is necessarily indicative of intermediate or long-term trends in its business.

      (ix)  Government Contracts

      Not applicable.

      (x)   Competition

      The markets for the Company's products are highly competitive. The Company generally competes on the basis of technical advances that result in new products and improved price/performance ratios, reputation among customers as a quality leader for products and services, and active research and application-development programs. To a lesser extent, the Company competes on the basis of price. In many markets, the Company competes with large analytical instrument companies such as Agilent Technologies; PerkinElmer, Inc.; Varian
Associates, Inc.; Waters Corporation; and Hitachi, Ltd. Certain products manufactured by the Company also compete with products sold by numerous smaller, specialized firms.

Life Sciences

      Biosciences instruments and consumables. The Company competes with PerkinElmer; Molecular Devices Corporation; Beckman Coulter, Inc.; Bio-Rad
Laboratories, Inc.; Agilent; MJ Research Technology; Qiagen Corporation; Biacore
International, Inc.; Nalge Nunc Inc.; Corning-Costar Corporation; Rainen
Instruments; Greiner GmbH; and Eppendorf GmbH. The Company competes primarily on the basis of technical performance, user convenience, and, to a lesser extent, price.




      Advanced instrumentation and consumables. The Company's principal competitors include Agilent, Waters, Shimadzu Corporation, and PerkinElmer. The
Company competes primarily on the basis of technical performance, customer service and support, and price.

      Scientific equipment. The Company's principal competitors in this market are Jouan S.A., NuAire Inc., Sanyo Electric Co. Ltd., and Labconco Corporation.
In this market, the Company competes primarily on the basis of technical performance, customer service and support, and price.

      Clinical equipment and supplies. The Company competes with Leica
Microsystems; Sakura Finetek U.S.A., Inc.; Ventana Corporation; Cytyc
Corporation; Wescor Inc.; Jewett Inc.; and Mopec Inc. The Company competes primarily on the basis of quality, price, and service.

      In the clinical chemistry reagent market, the Company's competitors include Abbott Laboratories; BioChem Pharma; Chiron Corporation; and Sigma
Diagnostics, a division of Sigma-Aldrich Co. The Company competes in this market primarily on the basis of product quality and price.

      Competitors in the market for rapid diagnostic test kits are Abbott
Laboratories; Becton; Dickinson and Company; Roche-Boeringher Manheim; and
Quidel Corporation. The Company competes primarily on the basis of its innovative technology as well as price.

      Information management systems. The Company's competitors include
PerkinElmer, PE Biosystems, Beckman Coulter, Agilent, LabVantage Solutions, LIMS
U.S., Scientific Software Inc., and Waters. The Company competes primarily on the basis of product performance and price.

Optical Technologies

      Spectroscopy. In the spectroscopy market, the Company competes primarily with the Analytical Instrument division of PerkinElmer, Varian, Agilent, and Bio-Rad. The Company competes primarily on the basis of quality, performance, technology, and price.

      Semiconductor.  The Company competes primarily with Riber Instruments S.A.
and Oxford Instruments plc. In this market, the Company competes primarily on the basis of quality, performance, technology, and price.

      Physical properties. The Company competes with TA Instruments, Inc., a subsidiary of Waters; and Rheometrics Scientific Inc. The Company offers mid-level products in this market, with instruments that operate on a personal-computer platform. The Company competes in this market primarily on the basis of quality, performance, and price.

      Photonics.  The Company competes primarily on the basis of technical suitability, product performance, reliability, and price.  Principal competitors include Optical Coating Laboratory, Inc. and
Newport Corporation.

Measurement and Control

      Environmental. The Company's principal competitors include Monitor Labs
Incorporated; Advanced Pollution Instruments; Rupprecht & Pataschnick Co., Inc.;
and Mine Safety Appliances Co. The Company competes in this market primarily on the basis of technical performance, price, reliability, and customer service.

      Quality control. The Company's principal competitors include Scantech
Limited, Integrated Measurement Systems, Inc., Toshiba Corporation, Yokogawa
Electric Corporation, and Infrared Engineering Limited. The Company competes primarily on the basis of technical performance, customer service, and, to a lesser extent, price.




      Field instruments and sensors. In the field measurement instruments and sensors market the Company competes primarily on quality and reliability, technical features, accuracy, ease of use, price, and reputation for aftermarket service. The Company competes with a few large competitors in each product area and with many companies within specific industries. Major competitors include
Fisher-Rosemount, a division of Emerson Electric Co., Inc.; Asea Brown Boveri
(Holding) Ltd.; and Yokogawa.

      Oil and gas. The Company has a relatively small presence within the large and varied process-control marketplace, which is extremely fragmented and consists of several large companies, including Fisher-Rosemount, Elsag Bailey, and Honeywell Process Control, as well as numerous smaller companies. The
Company competes in this market primarily on the basis of technical performance, customer service, price, and reliability.

      (xii) Environmental Protection Regulations

      The Company believes that compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

      (xiii)Number of Employees

      As of January 1, 2000, the Company employed approximately 12,200 people.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
Shareholders and is incorporated herein by reference.

(e)   Executive Officers of the Registrant

        Name                          Age   Present Title (Fiscal Year First Became Executive Officer)
        ----------------------------  ---   ---------------------------------------------------------

        Earl R. Lewis                 56    President and Chief Executive Officer (1990)
        Denis A. Helm                 61    Executive Vice President (1986)
        Richard W.K. Chapman          55    Senior Vice President (1994)
        Barry S. Howe                 44    Vice President (1994)
        Theo Melas-Kyriazi            40    Chief Financial Officer (1998)
        Paul F. Kelleher              57    Chief Accounting Officer (1986)

      Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. All executive officers, except Mr. Lewis, Dr. Chapman, and Mr.
Melas-Kyriazi, have held comparable positions for at least five years, either with the Company or with its parent company, Thermo Electron. Mr. Lewis was named President of the Company in March 1997 and Chief Executive Officer in
January 1998. Mr. Lewis served as Chief Operating Officer of the Company from
January 1996 through January 1998, as Executive Vice President from January 1996 through March 1997, as a Senior Vice President from January 1994 through January
1996, and as a Vice President from March 1992 through January 1994. Dr. Chapman has been President and Chief Executive Officer of ThermoQuest since its inception in June 1995, and served as President of Finnigan Corporation, a subsidiary of ThermoQuest, from 1992 to 1995. Mr. Melas-Kyriazi was appointed
Chief Financial Officer of the Company and Thermo Electron on January 1, 1999.
He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of
ThermoSpectra. In 1998, he became Vice President of Corporate Strategy for
Thermo Electron. Messrs. Lewis, Helm, Chapman, and Howe are full-time employees of the Company. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron and certain of its subsidiaries, but devote such time to the affairs of the Company as the Company's needs reasonably require.



Item 2.  Properties

      The Company believes that its facilities are in good condition and are suitable and adequate for its present operations and that suitable space is readily available in the event any lease is not extended. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms. The location of the Company's principal properties by segment as of January 1, 2000, are as follows:

Life Sciences

      The Company owns approximately 1,070,000 square feet of office, engineering, laboratory, and production space in Ohio, California, Pennsylvania, Massachusetts, Italy, and Germany, and leases approximately 1,000,000 square feet of office, engineering, laboratory, and production space under leases expiring from 2000 through 2016, principally in Finland, England, France, New
York, Virginia, Texas, and Colorado. As of January 1, 2000, the Company had a
$6.2 million mortgage loan that is secured by 200,000 square feet of property in California with a net book value of $14.6 million.

Optical Technologies

      The Company owns approximately 860,000 square feet of office, engineering, laboratory, and production space, principally in Wisconsin, California, New
York, Arizona, Germany, Switzerland, and England, and leases approximately
1,330,000 square feet of office, engineering, laboratory, and production space under leases expiring from 2000 through 2017, principally in Massachusetts, California, Connecticut, New Hampshire, and England.

Measurement and Control

      The Company owns approximately 400,000 square feet of office, engineering, laboratory, and production space in New Mexico, California, Indiana, Texas, Louisiana, Arkansas, Germany, and England, and leases approximately 1,570,000 square feet of office, engineering, laboratory, and production space under leases expiring from 2000 through 2011, principally in Ohio, Texas, Maryland, California, Massachusetts, Georgia, Sweden, England, Germany, the Netherlands, and Australia.

Item 3.  Legal Proceedings

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.




                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Information concerning the market and market price for the Registrant's common stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the
Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements as of January 1, 2000, and Supplementary Data are included in the Registrant's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                      PART III


      The information required by Items 10, 11, 12, and 13 of Form 10-K will be filed as part of an amendment to this Form 10-K no later than 120 days after January 1, 2000, the end of the Registrant's fiscal year covered by this Form
10-K.



                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d)  Financial Statements and Schedules

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

       None.

(c)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.





                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2000                 THERMO INSTRUMENT SYSTEMS INC.


                                      By: /s/ Earl R. Lewis
                                          Earl R. Lewis
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 22, 2000.

Signature                             Title


By:  /s/ Earl R. Lewis                President, Chief Executive Officer, and Director
     Earl R. Lewis


By:  /s/ Theo Melas-Kyriazi           Chief Financial Officer
     Theo Melas-Kyriazi


By:  /s/ Paul F. Kelleher             Chief Accounting Officer
     Paul F. Kelleher


By:  /s/ George N. Hatsopoulos        Director
     George N. Hatsopoulos


By:  /s/ Polyvios C. Vintiadis        Director
     Polyvios C. Vintiadis



                   Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Instrument Systems Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Instrument Systems
Inc.'s Annual Report to Shareholders incorporated by reference in this Form
10-K, and have issued our report thereon dated February 15, 2000 (except with respect to the matters discussed in Note 18, as to which the date is March 8,
2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 12 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



Boston, Massachusetts
February 15, 2000

SCHEDULE II

                                      THERMO INSTRUMENT SYSTEMS INC.
                                    Valuation and Qualifying Accounts
                                              (In thousands)

Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                     Off                 of Year
                                       of Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 1, 2000             $23,726     $ 7,301    $    329     $(8,128)    $ 6,609    $ 29,837

Year Ended January 2, 1999             $22,786     $ 4,169    $    502     $(7,221)    $ 3,490    $ 23,726

Year Ended January 3, 1998             $16,981     $ 4,366    $    304     $(4,375)    $ 5,510    $ 22,786

 Description                                 Balance at    Established    Activity   Other (c)     Balance
                                              Beginning     as Cost of  Charged to                  at End
                                                of Year   Acquisitions     Reserve                 of Year
  ------------------------------------------- ----------- -------------- ----------- ----------- -----------

 Accrued Acquisition Expenses (b)

 Year Ended January 1, 2000                    $ 15,319      $  16,453    $(10,399)  $  (2,144)   $ 19,229

 Year Ended January 2, 1999                    $ 20,424      $   7,078    $ (9,444)  $  (2,739)   $ 15,319

 Year Ended January 3, 1998                    $ 19,509      $  24,280    $(18,528)  $  (4,837)   $ 20,424

   Description                                Balance at     Provision    Activity   Other (f)     Balance
                                               Beginning    Charged to  Charged to                  at End
                                                 of Year    Expense (e)    Reserve                 of Year
 --------------------------------------------- ----------- ------------- ----------- ----------- -----------

 Accrued Restructuring Costs (d)

 Year Ended January 1, 2000                     $ 11,225      $  1,100     $(9,994)  $   (649)    $  1,682

 Year Ended January 2, 1999                     $    244      $ 18,401     $(7,682)  $    262     $ 11,225

 Year Ended January 3, 1998                     $      -      $    953     $  (709)  $      -     $    244

(a) Includes allowance of businesses acquired during the year as described in
    Note 3 to Consolidated Financial Statements in the Company's 1999 Annual
    Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d) The nature of activity in this account is described in Note 11 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to
    Shareholders.
(e) Includes reversal of previously recorded restructuring costs of $2.3 million and excludes provision of $0.1 million for asset write-down in 1999.
    Excludes provision of $2.8 million for asset write-downs and $0.4 million for loss on division sold in 1998.
(f) Represents the effect of foreign currency translation.



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

3.2            Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 [File
               No. 1-9786] and incorporated herein by reference).

3.3            By-Laws of the Registrant (filed as Exhibit 3 to the Registrant's Amendment No. 1 on Form
               8-A, filed with the Commission on January 24, 2000 [File No. 1-9786] and incorporated herein by reference).

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




Exhibit
Number         Description of Exhibit

10.5           Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1,
               1999, between the Registrant and Thermo Electron (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-9786] and incorporated herein by reference).

10.6           Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit
               10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3,
               1998 [File No. 1-9786] and incorporated herein by reference).

10.7-10.15     Reserved.

10.16          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-9786] and incorporated herein by reference).

10.17          Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-9786] and incorporated herein by reference).

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

10.19          Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.5 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-9786] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 3,515,625 shares, after adjustment to reflect share increase approved in 1990;
               3-for-2 stock splits effected in January 1988, July 1993, and April 1995; and 5-for-4 stock splits effected in December 1995 and October 1997).

10.20          Amended and Restated Equity Incentive Plan of the Registrant (filed as
               Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q
               for the quarter ended July 3, 1999 [File No. 1-9786] and
               incorporated herein by reference). (Maximum number of shares issuable is 5,039,062 shares, after adjustment to reflect share increase approved in December 1993; 3-for-2 stock splits effected in July 1993 and April 1995; and 5-for-4 stock splits effected in
               December 1995 and October 1997).

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

10.24          Amended and Restated Thermo Instrument Systems Inc. -
               ThermoSpectra Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference). (On December 9, 1999, ThermoSpectra merged with Thermo Instrument. All outstanding options granted under this plan were assumed by Thermo Instrument and converted into options to purchase 72,356 shares of Thermo
               Instrument.)

10.25          Amended and Restated Thermo Instrument Systems Inc. - ThermoQuest
               Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference).

10.26          Amended and Restated Thermo Instrument Systems Inc. - Thermo BioAnalysis Corporation
               Nonqualified Stock Option Plan (filed as Exhibit 10.9 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference).

10.27          Amended and Restated Thermo Instrument Systems Inc. - Thermo
               Optek Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference).

10.28          Amended and Restated Thermo Instrument Systems Inc. - Metrika
               Systems Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference).

10.29          Amended and Restated Thermo Instrument Systems Inc. - Thermo
               Vision Corporation Nonqualified Stock Option Plan (filed as
               Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference). (On January 8, 2000, Thermo
               Vision merged with Thermo Instrument. All outstanding options under this plan were assumed by Thermo Instrument and converted into options to purchase 35,826 shares of Thermo Instrument.)

10.30          Amended and Restated Thermo Instrument Systems Inc. - ONIX
               Systems Inc. Nonqualified Stock Option Plan (filed as Exhibit
               10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-9786] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.31          1997 Spectra-Physics Lasers, Inc. Stock Option Plan (filed as Exhibit 10.6 of Amendment
               No. 1 to Spectra-Physics Lasers, Inc.'s Registration Statement on Form S-1 [Reg. No.
               333-38329] and incorporated herein by reference).

10.32          Reserved.

10.33          3 3/4% Senior Convertible Note in the principal amount of
               $140,000,000 dated September 15, 1993, issued to Thermo Electron
               (filed as Exhibit 10(b) to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended October 2, 1993 [File No. 1-9786] and incorporated herein by reference).

10.34          Fiscal Agency Agreement dated as of August 3, 1995, among
               ThermoQuest, Thermo Electron, and The Chase Manhattan Bank
               (formerly Chemical Bank) (filed as Exhibit 10.12 to ThermoQuest's
               Registration Statement on Form S-1 [Reg. No. 333-00276] and incorporated herein by reference).

10.35          Fiscal Agency Agreement dated as of October 12, 1995, between
               Thermo Optek, Thermo Electron, and The Chase Manhattan Bank
               (formerly Chemical Bank) (filed as Exhibit 10.10 to Thermo
               Optek's Registration Statement on Form S-1 [Reg. No. 333-03630] and incorporated herein by reference).

10.36 $150,000,000 Promissory Note dated as of August 27, 1999, issued by the Registrant to Thermo Electron (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 2, 1999 [File No. 1-9786] and incorporated herein by reference).

10.37          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1,
               1999 between ThermoQuest Corporation and Thermo Electron (filed as Exhibit 10.1 to
               ThermoQuest's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-14262] and incorporated herein by reference).

10.38          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between Thermo BioAnalysis
               Corporation and Thermo Electron (filed as Exhibit 10.1 to Thermo
               BioAnalysis' Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-12179] and incorporated herein by reference).

10.39          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between Thermo Optek
               Corporation and Thermo Electron (filed as Exhibit 10.1 to Thermo
               Optek's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-11757] and incorporated herein by reference).

10.40          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between Metrika Systems
               Corporation and Thermo Electron (filed as Exhibit 10.1 to Metrika
               Systems' Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-13085] and incorporated herein by reference).

10.41          Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1,
               1999, between ONIX Systems Inc. and Thermo Electron (filed as Exhibit 10.1 to ONIX
               Systems' Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-13975] and incorporated herein by reference).


Exhibit
Number         Description of Exhibit

  13           Annual Report to Shareholders for the year ended January 1, 2000
               (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.