Form 10-K/A
period 2000-01-01
THERMO INSTRUMENT SYSTEMS INC
filed 2000-05-01
CIK 795986

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
               ---------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K

(mark one)


  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file number 1-9786

                         THERMO INSTRUMENT SYSTEMS INC.
            (Exact name of Registrant as specified in its character)

Delaware                                                              04-2925809
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

81 Wyman Street
P.O. Box 9046
Waltham, MA                                                                02454
(Address of principal executive offices)                              (zip code)

       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      -----------------------
Common Stock, $.10 par value                             American Stock Exchange
4% Convertible Subordinated Debentures due 2005          American Stock Exchange

           Securities registered pursuant to section 12(g)of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.  X   No    .
                           ----   ----
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

As of January 28, 2000, the Registrant had 118,851,664 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 1, 2000, are incorporated by reference into Parts I and II.

Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 are hereby amended and restated in their entirety as follows:

                                    Part III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below are the names of the directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common and the common stock of its subsidiaries and its parent company, Thermo Electron Corporation ("Thermo Electron"), a provider of products and services in measurement instrumentation, medical devices, power generation and resource recovery is reported in Item 12 - Security Ownership of Certain Beneficial Owners and Management.

--------------------------------------------------------------------------------
Earl R. Lewis           Mr.  Lewis,  56,  has  been a  director  and  the  chief
                        executive officer of The Corporation since January 1998,
                        and has been  president of The  Corporation  since March
                        1997. He was chief operating  officer of The Corporation
                        from January 1996 to January  1998.  Prior to that time,
                        he was executive vice president of The Corporation  from
                        January  1996 to March  1997 and senior  vice  president
                        from  January 1994 to January  1996.  Mr. Lewis has been
                        the chief operating officer,  measurement and detection,
                        of Thermo Electron since  September  1998.  Prior to his
                        appointment as chief operating officer, Mr. Lewis served
                        as senior vice  president of Thermo  Electron  from June
                        1998 to September 1998 and vice president from September
                        1996 to June 1998.  Mr. Lewis served as chief  executive
                        officer of Thermo Optek  Corporation,  a  majority-owned
                        subsidiary   of  The   Corporation   that   manufactures
                        analytical instruments that measure energy and light for
                        purposes of  materials  analysis,  characterization  and
                        preparation,  from  its  inception  in  August  1995  to
                        January  1998.  Mr.  Lewis is a director of FLIR Systems
                        Inc.,   Metrika  Systems   Corporation,   SpectRx  Inc.,
                        Spectra-Physics  Lasers,  Inc., Thermo Optek Corporation
                        and ThermoQuest Corporation.
--------------------------------------------------------------------------------
Polyvios C. Vintiadis   Mr.   Vintiadis,   64,  has  been  a  director   of  The
                        Corporation  since July 1993. Mr. Vintiadis has been the
                        chairman  and  chief  executive   officer  of  Towermarc
                        Corporation,  a real estate development  company,  since
                        1984.   Mr.    Vintiadis   is   also   a   director   of
                        Spectra-Physics Lasers, Inc. and Thermo TerraTech Inc.
--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

         The board of directors has established an audit committee and a human resources committee, each consisting solely of directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron ("outside directors"). The sole member of the audit committee is Mr. Vintiadis. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The sole member of the human resources committee is Mr. Vintiadis. The human resources committee reviews the performance of senior members of management, approves executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met eight times, the audit committee met twice and the human resources committee met six times during fiscal 1999. Each director attended at least 75% of all meetings of the board of directors and committees on which he served that were held during fiscal 1999.

         The board of directors established a special committee (the "Special Committee") consisting solely of outside directors for the purpose of evaluating the merits of the proposed exchange offer and merger with Thermo Electron pursuant to which the Corporation would be taken private and either recommend, reject or take no position with respect to the proposed exchange offer and merger. See Item 13 - "Certain Relationships and Related Transactions." The member of the Special Committee is Mr. Vintiadis.

COMPENSATION OF DIRECTORS

         CASH COMPENSATION

         Outside directors receive an annual retainer of $8,000 and a fee of $1,000 per meeting for attending regular meetings of the board of directors and $500 per meeting for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Mr. Lewis is an employee of Thermo Electron or its subsidiaries and does not receive any cash compensation from the Corporation for his services as a director. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

         In addition, the member of the Special Committee receives a quarterly fee of $15,000 and a fee of $1,000 per day for attending regular meetings of the Special Committee and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

         DEFERRED COMPENSATION PLAN

         Under the Corporation's deferred compensation plan for directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following are deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999 or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. As of January 1, 2000, a total of 154,377 shares of Common Stock has been reserved for issuance under the Deferred Compensation Plan and deferred units equal to approximately 43,517 shares of Common Stock were accumulated under the Deferred Compensation Plan.

         DIRECTORS STOCK OPTION PLAN

         The Corporation's directors stock option plan (the "Directors Plan"), provides for the grant of stock options to purchase shares of Common Stock to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and generally expire on the third anniversary of the grant date.

         The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of January 31, 2000, options to purchase 45,848 shares of Common Stock were outstanding under the Directors Plan, options to purchase 93,043 shares of Common Stock had been granted, options to purchase 41,183 shares of Common Stock had been exercised, options to purchase 6,012 shares of Common Stock had lapsed, and options to purchase 88,750 shares of Common Stock were reserved for future grant.

STOCK OWNERSHIP POLICY FOR DIRECTORS

         The human resources committee of the board of directors (the "Committee") has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the Corporation is required to comply with a separate stock holding policy established by the Committee, which is described below.

EXECUTIVE OFFICERS

         Reference is made to Item 1(e) of this Annual Report on Form 10-K for information regarding the Executive Officers of the Registrant.

Item 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation during the last three fiscal years for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, and its executive officers whose total annual salary and bonus, as determined in accordance with the rules of the Securities and Exchange Commission, was greater than $100,000, and who were employed by the Corporation as of the end of fiscal 1999. These officers are together referred to as the "named executive officers."

         The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. See Item 13 - "Relationship with Affiliates." Accordingly, the compensation for these individuals is not reported in the following table.

                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                                                             ---------------------
                               Annual Compensation         Restricted       Securities
    Name and                Fiscal                            Stock         Underlying            All Other
Principal Position           Year    Salary     Bonus       Award (1)       Options (2)        Compensation (3)
-------------------         ------   ------     ------      ---------       ------------       ----------------
Earl R. Lewis (4)             1999   $256,000     $204,000      $80,102 (THI)    150,000 (THI)        $14,868 (5)
  President and               1998   $224,000     $160,000           --           33,333 (ONX)        $15,939 (5)
  Chief Executive Officer     1997   $198,000     $225,000          --            79,166 (THI)        $16,710 (5)
                                                                                  20,000 (MKA)
                                                                                  75,000 (TMQ)
---------------------------------------------------------------------------------------------------------------------
Richard W. K. Chapman (6)     1999   $220,015     $175,000      $77,241 (TMQ) (7) 25,000 (THI)        $24,805 (8)
  Senior Vice President                                                              500 (TMO)
                              1998   $190,000     $110,000          --            24,999 (THI)        $26,873 (8)
                                                                                   8,299 (TMO)
                                                                                   7,500 (MKA)
                                                                                   7,500 (ONX)
                                                                                   4,000 (RGI)
                                                                                   2,000 (TDX)
                                                                                 100,000 (TMQ)
                                                                                   1,023 (TKN)
                                                                                   2,000 (TRIL)
                              1997   $180,000     $153,000          --               300 (TMO)        $22,309 (8)
---------------------------------------------------------------------------------------------------------------------

                                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                            Long Term Compensation
                                                             ---------------------
                                Annual Compensation        Restricted           Securities
    Name and                Fiscal                            Stock             Underlying            All Other
Principal Position           Year    Salary     Bonus       Award (1)           Options (2)        Compensation (3)
-------------------         ------   ------     ------      ---------           ------------       ----------------
Denis A. Helm (6)             1999   $180,000     $150,000      $75,096 (THI)     50,000 (THI)             $7,200
  Executive Vice President                                                         3,800 (TMO)
                              1998   $162,000    $  85,000         --             19,999 (THI)             $7,200
                                                                                  11,598 (TMO)
                                                                                   7,500 (ONX)
                                                                                   4,000  (RGI)
                                                                                   2,000 (TDX)
                                                                                   1,023 (TKN)
                                                                                   2,000 (TRIL)
                              1997   $155,000      $92,000         --              3,700 (TMO)             $7,125
                                                                                  25,000 (MKA)
---------------------------------------------------------------------------------------------------------------------
Barry S. Howe (6)             1999   $157,500     $175,000      $50,064 (THI)     25,000 (THI)        $44,934 (9)
  Vice President                                                                     900 (TMO)
                              1998   $157,500    $  75,000         --            165,658 (THI)        $12,683 (9)
                                                                                   1,798 (TMO)
                                                                                   7,500 (MKA)
                                                                                   7,500 (ONX)
                                                                                   4,000  (RGI)
                                                                                   2,000 (TDX)
                                                                                   1,023 (TKN)
                                                                                   2,000 (TRIL)
                              1997   $150,000    $ 110,000         --              1,100 (TMO)        $14,923 (9)
---------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1999, Mr. Lewis, Mr. Helm and Mr. Howe were awarded 4,800, 4,500 and 3,000 shares respectively, of restricted Common Stock of the Corporation with a value of $80,102, $75,096 and $50,064, respectively, on the grant date. The restricted stock awards vest 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Mr. Lewis, Mr. Helm and Mr. Howe held 4,800, 4,500 and 3,000 shares of restricted stock, respectively, with an aggregate value of $53,400, $50,063 and $33,375, respectively.

(2) Options granted by the Corporation are designated as "THI." In addition, the named executive officers have also been granted options to purchase common stock of the following Thermo Electron companies during the last three fiscal years as part of Thermo Electron's stock option program: Thermo Electron Corporation (designated in the table as TMO), Metrika Systems Corporation (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Killam Group Inc. (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), ThermoQuest Corporation (designated in the table as TMQ), ThermoTrex Corporation (designated in the table as TKN) and Thermo Trilogy Corporation (designated in the table as
         TRIL).

(3) Includes the amount of matching contributions made on behalf of the executive officers participating in the Thermo Electron 401(k) plan or, in the case of Dr. Chapman, the 401(k) plan maintained by Finnigan Corporation, a subsidiary of the Corporation.

(4) Mr. Lewis has served in various management capacities for the Corporation and has served as an officer of Thermo Electron during the three-year period reported. A portion of Mr. Lewis's annual cash compensation (salary and bonus) has been paid by Thermo Electron in each of the fiscal years reported as compensation for services provided to Thermo Electron. The annual cash compensation (salary and bonus) reported in the table for Mr. Lewis represents the amount paid by the Corporation and its subsidiaries solely for Mr. Lewis's services as an officer of the Corporation or its subsidiaries. For

         1999, 1998 and 1997, approximately 80%, 80% and 90% respectively, of Mr. Lewis's annual cash compensation (salary and bonus) earned in all capacities throughout the Thermo Electron organization was paid by the Corporation and its subsidiaries for his services to the Corporation and its subsidiaries. From time to time, Mr. Lewis has been, and in the future may be, granted options to purchase common stock of Thermo Electron and certain of its subsidiaries other than the Corporation and its majority-owned subsidiaries. These options are not reported in this table as they were granted as compensation for services to other Thermo Electron companies in capacities other than in his capacity as an executive officer of the Corporation.

(5) In addition to the matching contribution referred to in footnote (3), such amount includes $7,668, $8,739 and $9,585, respectively, which represents the amount of compensation in fiscal 1999, 1998 and 1997, respectively, attributable to an interest-free loan provided to Mr. Lewis pursuant to the stock holding assistance plan of Thermo Optek. See Item 13 - "Certain Relationships and Related Transactions--Stock Holding Assistance Plans."

(6) In fiscal 1999, 1998 and 1997, of the annual cash compensation reported in the table, 100%, 90% and 90%, respectively, of Mr. Helm's annual cash compensation (salary and bonus) was paid by the Corporation and 0%, 10% and 10%, respectively, of his cash compensation was paid by Metrika Systems Corporation, a wholly owned subsidiary of the Corporation that develops, manufactures, and markets on-line, high-speed process-optimization systems for raw materials analysis and finished materials quality control. All of Dr. Chapman's annual cash compensation was paid by ThermoQuest Corporation, a majority owned subsidiary of the Corporation that develops and distributes mass spectrometers, liquid chromatographs, gas chromatographs, and multi-instrument combinations of these products for the pharmaceutical, environmental, and industrial marketplaces, where he serves as president and chief executive officer. In 1999, 44% of Mr. Howe's annual compensation was paid by ThermoSpectra Corporation, a wholly owned subsidiary of the Corporation, that supplies precision imaging, inspection, temperature control and test and measurement instruments, where he served as president and chief executive officer until October 1999, and 56% was paid by Thermo Optek. In 1998, 48% of Mr. Howe's annual cash compensation was paid by Thermo BioAnalysis Corporation, a wholly owned subsidiary of the Corporation that develops, manufactures, and supplies a broad range of products, including biomolecular instruments and consumables, clinical laboratory equipment and supplies, rapid, point-of-care diagnostic test kits, and laboratory information-management systems that are used in biochemical research, clinical diagnosis, and pharmaceutical production., where he served as president and chief executive officer until March 1998, and 52% was paid by ThermoSpectra Corporation. In 1997, all of Mr. Howe's compensation was paid by Thermo BioAnalysis Corporation, where he served as president and chief executive officer.

(7) In fiscal 1999, Dr. Chapman was awarded 7,400 shares of restricted common stock of ThermoQuest Corporation with a value of $77,241 on the grant date. The restricted stock award vests 100% on the third anniversary of the grant date. Any cash dividends paid on restricted shares are entitled to be retained by the recipient without regard to vesting. Any non-cash dividends paid on restricted shares are entitled to be retained by the recipient subject to the same vesting restrictions as the underlying stock. At the end of fiscal 1999, Dr. Chapman held 7,400 shares of restricted stock with an aggregate value of $76,316.

(8) In addition to the matching contribution referred to in footnote (3), such amount includes $14,805, $16,873 and $18,154, respectively, which represents the amount of compensation in fiscal 1999, 1998 and 1997, respectively, attributable to interest-free loans provided to Dr.
         Chapman pursuant to the stock holding assistance plans of Thermo BioAnalysis Corporation and ThermoQuest Corporation. See Item 13 -
         "Certain Relationships and Related Transactions --Stock Holding Assistance Plans."

(9) In addition to the matching contribution referred to in footnote (3), such amount includes $13,184, $12,886 and $8,173, respectively, which represents the amount of compensation in fiscal 1999, 1998 and 1997, respectively, attributable to interest-free loans provided to Mr. Howe pursuant to the stock holding assistance plans of ThermoSpectra and Thermo BioAnalysis, See Item 13 - "Certain Relationships and Related Transactions--Stock Holding Assistance Plans," and a payment of $25,000 made to Mr. Howe in fiscal 1999 in connection with his relocation to Franklin, Massachusetts.

STOCK OPTIONS GRANTED DURING FISCAL 1999

         The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                                                 OPTION GRANTS IN FISCAL 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                   Percent of                                 Value at Assumed
                         Number of Securities    Total Options                             Annual Rates of Stock
                           Underlying Options      Granted to      Exercise                 Price Appreciation for
                              Granted and        Employees in     Price Per   Expiration       Option Term (2)
Name                          Company (1)         Fiscal Year       Share        Date          5%           10%
----                          -----------         ------------      -----        ----          ---          ----
Earl R. Lewis (3)            150,000 (THI)         12.83%           $14.76     01/06/06    $901,320      $2,100,465
-------------------------------------------------------------------------------------------------------------------
Richard W. K. Chapman         25,000 (THI)          2.14%           $11.95     09/15/04     $82,540        $182,390
                                 500 (TMO)          0.02%  (4)      $14.81     09/22/04      $2,050          $4,521
-------------------------------------------------------------------------------------------------------------------
Denis A. Helm                 50,000 (THI)          4.28%           $11.95     09/15/04    $165,080        $364,780
                               3,800 (TMO)          0.13%  (4)      $14.81     09/22/04     $15,550         $34,358
-------------------------------------------------------------------------------------------------------------------
Barry S. Howe                 25,000 (THI)          2.14%           $11.95     09/15/04     $82,540        $182,390
                                 900 (TMO)          0.03%  (4)      $14.81     09/22/04      $3,680          $8,138
-------------------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable as of the end of the fiscal year. Generally, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from five to seven years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. The granting company may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under the Summary Compensation Table for the company abbreviations used in this table.

(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting company, the optionee's continued employment through the option period and the date on which the options are exercised.

(3) Since September 1996, Mr. Lewis has served as an officer of Thermo Electron, most recently as chief operating officer, measurement and detection. From time to time since September 1996, he has been, and in the future he may be, granted options to purchase common stock of Thermo Electron and its other subsidiaries for service in his capacity as an officer of Thermo Electron. These options are not reported in the table as they were granted as compensation for service to these companies in a capacity other than in his capacity as an executive officer of the Corporation.

(4) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and, accordingly, are reported as a percentage of total options granted to employees of such companies.

STOCK OPTIONS EXERCISED DURING FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

         The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

                    AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL 1999 YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                                                      Value of
                                                                               Number of           Unexercised
                                                                               Securities          In-the-Money
                                                                               Underlying           Options at
                                                                           Unexercised Options      Fiscal Year
                                                Shares                      at Fiscal Year-End         -End
                                             Acquired on        Value         (Exercisable/       (Exercisable/
        Name               Company (1)         Exercise     Realized (2)    Unexercisable) (1)    Unexercisable)
        ----               -----------         --------     ------------    ------------------   --------------
Earl R. Lewis (3)                 (THI)           --             --          409,081/0 (4)       $282,375/--
                                  (MKA)           --             --            20,000/0                $0/--
                                  (ONX)           --             --            33,333/0                $0/--
                                  (TBA)           --             --            50,000/0          $270,938/--
                                  (TOC)           --             --          225,000/0 (5)       $203,625/--
                                  (TMQ)           --             --           125,000/0           $15,650/--
---------------------------------------------------------------------------------------------------------------------
Richard W. K. Chapman             (THI)           --             --           196,249/0           $24,563/--
                                  (TMO)         8,436          $40,957        80,646/0 (6)         $5,167/--
                                  (MKA)           --             --            7,500/0 (7)             $0/--
                                  (ONX)           --             --            7,500/0 (7)             $0/--
                                  (RGI)           --             --             4,000/0            $1,000/--
                                  (TDX)           --             --             2,000/0                $0/--
                                  (TBA)           --             --            30,000/0          $251,250/--
                                  (TFG)           --             --             2,000/0            $4,376/--
                                  (TFT)         6,750          $32,063            --/--                --/--
                                  (TLZ)           --             --             5,000/0                $0/--
                                  (TLT)           --             --                 0/2,000            --/$0(8)
                                  (TOC)           --             --            15,000/0           $13,575/--
                                  (TMQ)           --             --           325,000/0           $87,300/--
                                  (TSR)           --             --             2,000/0            $1,000/--
                                  (TKN)           --             --             1,023/0            $56.27/--
                                  (TRIL)          --             --                 0/2,000            --/$0(8)
                                  (TXM)           --             --             4,000/0                $0/--
---------------------------------------------------------------------------------------------------------------------
Denis A. Helm                     (THI)           --             --            216,250/0          $24,563/--
                                  (TMO)         8,436          $43,066        103,034/0 (6)       $16,608/--
                                  (MKA)           --             --             25,000/0               $0/--
                                  (ONX)           --             --             7,500/0 (7)            $0/--
                                  (RGI)           --             --              4,000/0           $1,000/--
                                  (TDX)           --             --              2,000/0               $0/--
                                  (TBA)           --             --             15,000/0         $125,625/--
                                  (TFT)         6,750          $31,644             --/--               --/--
                                  (TOC)           --             --             15,000/0          $13,575/--
                                  (TMQ)           --             --             10,000/0               $0/--
                                  (TKN)           --             --              1,023/0              $56/--
                                  (TRIL)          --             --                 0/2,000            --/$0(8)
---------------------------------------------------------------------------------------------------------------------
Barry S. Howe                     (THI)           --             --             273,155/0        $459,509/--
                                  (TMO)         2,530            $3,643         66,671/0 (6)      $16,428/--
                                  (MKA)           --             --              7,500/0 (7)           $0/--
                                  (ONX)           --             --              7,500/0 (7)           $0/--
                                  (RGI)           --             --               4,000/0          $1,000/--
                                  (TMD)           --             --               4,000/0              $0/--
                                  (TDX)           --             --               2,000/0              $0/--
                                  (TBA)         17,530        $152,444           35,000/0        $293,125/--
                                  (TCK)           --             --               6,000/0              $0/--
                                  (TFG)           --             --               2,000/0          $4,376/--
                                  (TFT)         6,750           $31,644           9,000/0          $7,515/--
                                  (TLZ)           --             --               5,000/0              $0/--
                                  (TLT)           --             --                  0/2,000           --/$0(8)
                                  (TOC)           --             --              15,000/0        $ 13,575/--
                                  (THP)         2,000          $5,800               --/--              --/--
                                  (TMQ)           --             --            90,000/0  (9)           $0/--
                                  (TSR)           --             --               2,000/0          $1,000/--
                                  (THS)         12,000          $65,200             --/--               $0/0
                                  (TTT)           --             --               4,000/0              $0/--


---------------------------------------------------------------------------------------------------------------------
Barry S. Howe                     (TKN)           --             --               5,023/0             $56/--
  cont'd                          (TRIL)          --             --               0/2,000              --/$0(8)
                                  (TXM)           --             --               4,000/0              $0/--
---------------------------------------------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of fiscal year-end, except options to purchase shares of the common stock of ThermoLyte Corporation and Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act or (ii) nine years after the grant date. Generally, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by, or ceases to serve as a director of, such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment or the cessation of directorship, as the case may be. For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by or serve as a director of the granting company or another Thermo Electron company. Certain options have three-year terms and the repurchase rights lapse in their entirety on the second anniversary of the grant date. For companies whose shares are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holders of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (2) under the Summary Compensation Table for the company abbreviations used in this table as well as the following additional company abbreviations: Thermedics Inc (designated in the table as TMD), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Ecotek Corporation (designated in the table as TCK), Thermo Fibergen Inc. (designated in the table as TFG), Thermo Fibertek Corporation (designated in the table as TFT), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as
         TLT), Thermo Sentron Inc. (designated in the tabel as TSR), ThermoSpectra Corporation (designated in the table as THS), Thermo TerraTech Corporation (designated in the table as TTT) and Trex Medical Corporation (designated in the table as TXM).

(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

(3) Since September 1996, Mr. Lewis has served as an officer of Thermo Electron, most recently as chief operating officer, measurement and detection. From time to time since September 1996, he has been, and in the future he may be, granted options to purchase common stock of Thermo Electron and its other subsidiaries for services in his capacity as an officer of Thermo Electron. These options are not reported in the table as they were granted as compensation for service to Thermo Electron in a capacity other than in his capacity as an executive officer of the Corporation.

(4) Options to purchase 62,500 shares of Common Stock granted to Mr. Lewis are subject to the same terms as described in footnote (1) above, except that the repurchase rights of the granting company generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting company shall be deemed to have lapsed ratably over a five year period commencing with the fifth anniversary of the grant date.

(5) Options to purchase 100,000 shares of the common stock of Thermo Optek granted to Mr. Lewis are subject to the same terms as described in footnote (1) above, except that the repurchase rights lapse 20% per year commencing on the sixth anniversary of the grant date.

(6) Options to purchase 45,000, 45,000 and 22,500 shares of the common stock of Thermo Electron granted to Dr. Chapman, Mr. Helm and Mr. Howe, respectively, are subject to the same terms as described in footnote
         (1) above, except that the repurchase rights of the granting company generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting company shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

(7) Options to purchase 7,500 shares of common stock of Metrika Systems and 7,500 shares of common stock of ONIX Systems granted to each of Dr. Chapman and Mr. Howe are subject to the same terms as described in footnote (1) above, except that the repurchase rights lapse 20% per year commencing on the fifth anniversary of the grant date. Options to purchase 7,500 shares of common stock of ONIX Systems granted to Mr. Helm are subject to the same terms as described in footnote (1) above, except that the repurchase rights lapse 20% per year commencing on the fifth anniversary of the grant date.

(8) No public market existed for the shares underlying these options as of January 31, 2000. Accordingly, no value in excess of the exercise price has been attributed to these options.

(9) Mr. Howe has two ThermoQuest options granted on January 10, 1996 that have a 12-year term. The repurchase rights are deemed to lapse 100% on the tenth anniversary for the first option for 40,000 shares. The repurchase rights are deemed to lapse 18% on the first and second anniversaries of the grant date and 8% annually starting the third anniversary of the grant date for the second option for 50,000 shares.

EXECUTIVE RETENTION AGREEMENTS

         Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason," as these terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

         In 1998, Thermo Electron authorized an executive retention agreement with each of Mr. Earl R. Lewis, Dr. Richard W. K. Chapman, Mr. Denis A. Helm and Mr. Barry S. Howe. These agreements provide that in the event the individual's employment is terminated under the circumstances described above, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Mr. Lewis, two times, and in the case of Messrs. Chapman, Helm and Howe, one times, the individual's highest annual base salary in any 12 month period during the prior five-year period, plus (b) in the case of Mr. Lewis, two times, and in the case of Messrs. Chapman, Helm and Howe, one times, the individual's highest annual bonus in any 12 month period during the prior five-year period. In addition, the individual would be provided benefits for a period of, in the case of Mr. Lewis, two years, and in the case of Messrs. Chapman, Helm and Howe one year, after such termination, substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options and restricted stock that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to, in the case of Mr. Lewis, $20,000, and in the case of Messrs. Chapman, Helm and Howe $15,000, to be used toward outplacement services. These executive retention agreements supersede and replace any and all prior severance arrangements that these individuals had with Thermo Electron.

         Assuming that the severance benefits would have been payable as of January 1, 2000, the lump sum salary and bonus payment under such agreement to Messrs. Lewis, Chapman, Helm and Howe would have been approximately $1,140,000, $373,000, $272,000 and $280,000, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), the individuals would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment, plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

STOCK OWNERSHIP POLICY

         The Committee has established a stock holding policy for the chief executive officer of the Corporation that requires him to own a multiple of his compensation in shares of the Corporation's Common Stock. The multiple is one times his base salary and reference bonus for the fiscal year in which compliance is achieved. The chief executive officer has three years from the adoption of the policy to achieve this ownership level.

         In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to the chief executive officer to enable him to purchase shares of Common Stock in the open market. Any loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. No loans were outstanding under this program in 1999. See Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plan."

         Similar stock holding policies and stock holding assistance plans have been adopted by each of the Corporation's publicly-traded, majority-owned subsidiaries. Certain executive officers of the Corporation who are chief executive officers of these subsidiaries are required to comply with these stock holding policies in lieu of the Corporation's stock holding policy and have outstanding loans under such subsidiaries' stock holding assistance plans. See
Item 13 - "Certain Relationships and Related Transactions - Stock Holding Assistance Plans."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, Thermo Instrument's parent company, and each majority-owned subsidiary of the Corporation, as of January 31, 2000, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth below under the heading "Executive Compensation" ("named executive officers") and (iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of January 31, 2000, with respect to each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock.

         While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of common stock beneficially owned by Thermo Electron.

                                                  Thermo             Thermo           Thermo            Thermo
                                                Instrument          Electron        BioAnalysis         Optek
Name(1)                                     Systems Inc. (2)    Corporation (3)   Corporation (4)  Corporation (5)
-------                                     ------------------  ---------------   ---------------  ---------------
Thermo Electron Corporation(10)...............  114,606,480              N/A              N/A               N/A
Richard W. K. Chapman.........................      225,530           79,801           40,500            15,500
Denis A. Helm.................................      278,638          167,163           15,000            15,200
Barry S. Howe.................................      303,290           71,655           37,884            25,000
Earl R. Lewis.................................      436,499          215,477           72,500           252,000
Polyvios C. Vintiadis.........................       17,597            2,500                0                 0
All directors and current executive
   officers as a group (6 persons)............    1,444,269          995,128          184,884           347,700

                                                                    Metrika
                                               ThermoQuest          Systems             ONIX        Spectra-Physics
Name(1)                                      Corporation (6)    Corporation (7)   Systems Inc. (8)  Lasers, Inc. (9)
-------                                      ---------------    ---------------   ------------ ---  ----------------
Thermo Electron Corporation(10)...............        N/A                N/A             N/A                N/A
Richard W. K. Chapman.........................    351,746              7,500           7,500                  0
Denis A. Helm.................................     10,000             26,000           7,500                  0
Barry S. Howe.................................     90,000              7,500           7,500                  0
Earl R. Lewis.................................    135,000             20,000          35,333                  0
Polyvios C. Vintiadis.........................          0                  0               0                  0
All directors and current executive
officers as a group (6 persons)...............    589,246             86,000          87,833                  0

(1) Except as reflected in the footnotes to this table, shares of the common stock beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.

(2) Shares of the Common Stock beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Vintiadis and all directors and current executive officers as a group include 196,249, 216,250, 273,156, 409,081, 11,745 and 1,270,168 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 468 shares allocated through January 31, 2000, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"). Shares beneficially owned by Mr. Vintiadis and all directors and current executive officers as a group include 5,590 shares, allocated through January 1, 2000, to Mr. Vintiadis' account maintained under the Deferred Compensation Plan. Shares beneficially owned by Mr. Helm include a total of 5,264 shares held in custodial accounts for the benefit of his minor children. Shares beneficially owned by Mr. Howe include 374 shares held in custodial accounts for the benefit of his minor children. Shares beneficially owned by Mr. Lewis include 2,987 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the Common Stock outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 1.21% of the Common Stock outstanding as of such date.

(3) Shares of the common stock of Thermo Electron beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and all directors and current executive officers as a group include 76,428, 99,816, 64,141, 212,278 and 837,024 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by all directors and current executive officers as a group include 1,071 shares, respectively, allocated through January 31, 2000, to their respective accounts maintained pursuant to the ESOP. Shares beneficially owned by Mr. Helm include 8,100 shares held in custodial accounts for the benefit of his minor children. Shares beneficially owned by Mr. Howe include 200 shares held in custodial accounts for the benefit of his minor children. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(4) Shares of the common stock of Thermo BioAnalysis Corporation ("Thermo BioAnalysis"), beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and all directors and current executive officers as a group include 30,000, 15,000, 35,000, 50,000 and 149,000 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by Mr. Howe include 600 shares held by Mr. Howe in custodial accounts for the benefit of his minor children. Shares beneficially owned by Mr. Lewis include 1000 shares held by his spouse. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo BioAnalysis outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(5) Shares of the common stock of Thermo Optek Corporation, a majority-owned subsidiary of the Corporation ("Thermo Optek"), beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and all directors and current executive officers as a group include 15,000, 15,000, 15,000, 225,000 and 310,000 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. Shares beneficially owned by Mr. Lewis include 2,500 shares held by his spouse and 1,000 shares held by his son. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Optek outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(6) Shares of the common stock of ThermoQuest Corporation, a majority-owned subsidiary of the Corporation ("ThermoQuest"), beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and all directors and current executive officers as a group include 325,000, 10,000, 90,000, 125,000 and 552,500 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. No director or named executive officer beneficially owned more than 1% of the common stock of ThermoQuest outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 1.16% of such common stock outstanding as of such date.

(7) Shares of the common stock of Metrika Systems Corporation, a majority-owned subsidiary of the Corporation ("Metrika Systems"), beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and all directors and current executive officers as a group include 7,500, 25,000, 7,500, 20,000 and 85,000 shares, respectively, that such person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. No director or named executive officer beneficially owned more than 1% of the common stock of Metrika Systems outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned 1.16% of such common stock outstanding as of such date.

(8) Shares of the common stock of ONIX Systems Inc., ("ONIX Systems"), beneficially owned by Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and all directors and current executive officers as a group include 7,500, 7,500, 7,500, 33,333, and 85,833 shares, respectively, that each person or group had the right to acquire within 60 days of January 31, 2000, through the exercise of stock options. No director or named executive officer owned more than 1% of the common stock of ONIX Systems outstanding as of January 31, 2000; all directors and current executive officers as a group beneficially owned less than 1% of such common stock outstanding as of such date.

(9) The directors, named executive officers and current executive officers did not individually or as a group beneficially own any of the Spectra-Physics Lasers, Inc. common stock outstanding as of January 31, 2000.

(10) Shares beneficially owned by Thermo Electron include 10,334,620 shares of Common Stock issuable upon the conversion of a 3 3/4% convertible debenture due in 2000. Thermo Electron beneficially owned approximately 88.71% of the Common Stock outstanding as of January 31, 2000. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1999, except in the following instance. Thermo Electron filed one Form 4 late, reporting a total of 17 transactions, including two open market purchases of shares of Common Stock and 15 transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

Item 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 0.8% of the Corporation's revenues for these services in fiscal

1999, excluding the revenues of Spectra-Physics Lasers, Inc., which does not participate in the Services Agreement. The annual fee will remain at 0.8% of the Corporation's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Corporation $15.7 million in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. In fiscal 1999, the Corporation was billed an additional $125,000 by Thermo Electron for certain administrative services required by the Corporation that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a Thermo subsidiary or ceases to be a participant in the Thermo Electron Corporate Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

         The Corporation has entered into a Tax Allocation Agreement with Thermo Electron that outlines the terms under which the Corporation will be included in Thermo Electron's consolidated Federal and state income tax returns. Under current law, the Corporation will be included in such tax returns so long as Thermo Electron owns at least 80% of the Corporation's outstanding Common Stock. In years in which the Corporation has taxable income, it will pay to Thermo Electron amounts comparable to the taxes the Corporation would have paid if it had filed its own separate company tax returns. If Thermo Electron's equity ownership of the Corporation were to drop below 80%, the Company would file its own tax returns. In 1999, the Corporation paid Thermo Electron $34,800,000 under the Tax Allocation Agreement. As of January 1, 2000, the Corporation owed Thermo Electron $18,150,000 for amounts due under the Tax Allocation Agreement.

         The Corporation purchases and sells products and/or services in the ordinary course of business to Thermo Electron and Thermo Electron's other subsidiaries. In 1999, the Corporation sold a total of $1,240,000 of products to Thermo Electron and its other subsidiaries and purchased a total of $1,642,000 of products and/or services from such companies.

         Thermo Optek leases office and manufacturing space to Nicolet Biomedical Inc. ("Nicolet Biomedical"), a wholly owned subsidiary of Thermo Electron, pursuant to an arrangement whereby Thermo Optek charges Nicolet Biomedical its allocated share of the occupancy expenses of Thermo Optek's principal Wisconsin facility, based on the space Nicolet Biomedical utilizes. Thermo Optek recorded operating lease income of $714,000 in 1999 from Nicolet Biomedical. This lease is effective until December 31, 2001 but may be terminated by Nicolet Biomedical upon 30 days' prior notice to Thermo Optek.

         As of January 1, 2000, the Corporation had outstanding $140,000,000 of indebtedness to Thermo Electron, represented by a 3 3/4 % Senior Convertible Note due 2000. In February 2000, Thermo Electron converted this Note into 10,334,620 shares of the Corporation's Common Stock at a conversion rate of $13.55 per share.

         As of January 1, 2000, Thermo Electron owned $8,455,000 principal amount of Thermo Optek's 5% subordinated convertible debentures due 2000. The debentures are convertible into shares of Thermo Optek common stock at $13.9446 per share.

         In March 1999, the Corporation borrowed $200,000,000 from Thermo Electron to partially fund its acquisition of Spectra-Physics AB ("SPAB") pursuant to the Corporation's tender offer for all of the outstanding shares of SPAB. In August 1999, the Corporation repaid $50,000,000 of the principal amount outstanding under the promissory note and refinanced the balance of the note through borrowings from Thermo Electron due February 2000. In February 2000, Thermo Electron extended the note to August 2000. This note bears interest at a rate equal to the 30-day Dealer Commercial Paper Rate as reported in the Wall Street Journal ("DCP Rate") plus 150 basis points provided the note shall be reduced to the DCP Rate plus 50 basis points to the extent of any funds invested by the Corporation's majority-owned subsidiaries in Thermo Electron's domestic cash management arrangement. The rate at fiscal 1999 year end was 6.0%.

         ONIX Systems leases approximately 24,000 square feet of office and manufacturing space in Winchester, England on a month-to-month basis from Thermo Power. ONIX Systems pays Thermo Power rent in an amount that is approximately equal to the pro rata share of Thermo Power's occupancy costs, including utilities and taxes, which payments in 1999 were approximately $258,000.

         In March 2000, Thermo Electron agreed to loan the Corporation up to $400 million to finance the acquisitions by the Corporation of the minority interests in certain of its majority-owned subsidiaries. The loan bears interest at a rate equal to the 30-day Dealer Commercial Paper Rate (the "DCP Rate") plus 150 basis points, adjusted at the beginning of each fiscal month of the Corporation. The interest rate will be reduced to the DCP Rate plus 50 basis points to the extent of any funds invested by the Corporation's majority-owned subsidiaries in Thermo Electron's cash management arrangement. As of April 29, 2000, approximately $103 million was outstanding under this loan arrangement.

         The Corporation, along with other U.K.-based Thermo Electron companies, participates in a notional pool arrangement in the U.K. with Barclays Bank, which includes a $114,943,000 credit facility. The Corporation has access to $60,200,000 under this credit facility. Under this arrangement, Barclays notionally combines the positive and negative cash balances held by the participants to calculate the net interest yield/expense for the group. The benefit derived from this arrangement is then allocated based on balances attributable to the respective participants. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 1, 2000, the Corporation had a positive cash balance of approximately $41,426,000 and a negative cash balance of approximately $41,403,000 based on an exchange rate of $1.6171/GBP 1.00. For 1999, the average annual interest rate earned on GBP deposits by participants in this credit arrangement was approximately 5.44% and the average annual interest rate paid on overdrafts was approximately 5.8025%.

         At year-end 1998, $392,000,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lent excess cash to Thermo Electron, which Thermo Electron collateralized with investments principally consisting of corporate notes, U.S. government agency securities, commercial paper, money market funds and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement were readily convertible into cash by the Corporation. The repurchase agreement earned a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         Effective June 1999, the Corporation and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Corporation for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Corporation has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. At year-end 1999, the Corporation had invested $256,522,000 under this arrangement. In addition, certain of the Corporation's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo Electron on terms similar to the domestic cash management arrangement. The Corporation has access to a $43,300,000 line of credit under this arrangement, of which the Corporation had invested $20,767,000 and had borrowed $18,658,000 at year-end 1999. Interest under this arrangement is calculated based on Euro market rates and was 3.25% on the positive balance and 3.95% on the negative balance at year-end 1999.

         The Corporation, along with certain other Thermo subsidiaries, has entered into a cash management arrangement with ABN AMRO. Only European-based Thermo Subsidiaries participate in this arrangement. The new arrangement with ABN AMRO consists of a zero balance arrangement, which includes a $25,417,000 credit facility. The Corporation has access to $8,663,000 under this credit facility. Funds borrowed by the Corporation under this arrangement pay interest at a rate set by Thermo Finance B.V., a wholly-owned subsidiary of Thermo Electron, at the beginning of each month, based on Netherlands market rates. Funds invested by the Corporation under the arrangement earn a rate set by Thermo Finance B.V. at the beginning of each month, based on Netherlands market rates. Such invested funds are collateralized with investments principally consisting of corporate notes, U.S. government-agency securities, commercial paper, money market funds, and other marketable securities, in the amount of at least 103% of such obligation. Thermo Electron guarantees all of the obligations of each participant in this arrangement. As of January 1, 2000, the Corporation had a positive cash balance of approximately $16,505 and a negative cash balance of approximately $5,502,000, based on an exchange rate of $0.4554/NLG 1.00. As of January 1, 2000, the average annual interest rate earned on NLG deposits by participants in this credit arrangement was approximately 3.19% and the average annual interest rate paid on overdrafts was approximately 3.74%.

         In connection with the acquisition of Park Scientific Instruments Corporation in March 1997, ThermoSpectra borrowed $10,000,000 from Thermo Electron pursuant to a promissory note that was paid in March 1999. In connection with the acquisition of NESLAB Instruments, Inc. and its related sales and service entity NESLAB Instruments Europa BV in the Netherlands, from the Corporation in July 1997, ThermoSpectra borrowed $45,000,000 from Thermo Electron, which was repaid in full in December 1999. To partially finance the acquisition of Sierra Research and Technology Inc. in July 1997, ThermoSpectra borrowed $5,000,000 from Thermo Electron which was repaid in full in July 1999. These notes bore interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         At January 1, 2000, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of $9,193,000 for amounts due under the Services Agreement and related administrative charges, for other products and services, and for miscellaneous items, excluding loans described above and $18,150,000 due to Thermo Electron under the Tax Allocation Agreement, net of amounts owed to the Corporation by Thermo Electron and its other subsidiaries for products, services and other miscellaneous items. The largest amount of such net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since January 2, 1999 was $12,654,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

THERMO ELECTRON CORPORATE REORGANIZATION

         Thermo Electron has adopted a major reorganization plan under which, among other things, it is acquiring the minority interest in most of its subsidiaries that have minority investors. As part of this plan, Thermo Electron has acquired or intends to acquire the minority interest in the Corporation and certain of its subsidiaries listed below. The consideration paid or to be paid to the stockholders in each of these completed or proposed transactions is as follows:

COMPLETED TRANSACTIONS

Subsidiary                                  Per Share Cash Payment
-----------                                 ----------------------

ThermoSpectra Corporation                           $16.00

Thermo Vision Corporation                            $7.00

ONIX Systems Inc.                                    $9.00

Thermo BioAnalysis Corporation                      $28.00



PROPOSED TRANSACTIONS

Cash Transactions
-----------------
Subsidiary                                  Per Share Cash Payment
----------                                  ----------------------
Metrika Systems Corporation                          $9.00

ThermoQuest Corporation                             $17.00

Thermo Optek Corporation                            $15.00



Stock Transactions
------------------
Subsidiary                                  Exchange Ratio*
----------                                  ---------------
Thermo Instrument Systems Inc.                   0.85

*The Exchange Ratio represents the number of shares of common stock that will be exchanged for each share of the Corporation's common stock.

EXECUTIVE OFFICER AND DIRECTOR PARTICIPATION IN COMPLETED TRANSACTIONS

         Executive officers and directors of the Corporation who held shares of common stock in the subsidiaries listed above under "Completed Transactions" received the same cash consideration per share of subsidiary stock as all other stockholders of such subsidiaries.

         In addition, the executive officers' and directors' options to acquire shares of such subsidiaries' common stock, for which the granting corporation's repurchase rights had not lapsed ("unvested options"), were automatically assumed by either the Corporation or Thermo Electron, as applicable, and converted into options to purchase shares of the Corporation's common stock or Thermo Electron's common stock on the same terms as were applicable to all the other holders of such subsidiary's options, as described below. In the case of options to acquire shares of such subsidiaries' common stock, for which the granting corporation's repurchase rights had lapsed ("vested options"), the holders were given the opportunity to elect either to convert the options into vested options to acquire shares of the Corporation's common stock or Thermo Electron's common stock, as applicable, or to receive cash at the applicable cash transaction price less the applicable exercise price, on the same terms as were applicable to all the other holders of such subsidiary's options.

         Vested and unvested options that were assumed by the Corporation or Thermo Electron in these completed transactions generally were converted as follows: The number of shares of the Corporation's common stock or Thermo Electron's common stock underlying each assumed option equaled the number of shares of subsidiary common stock underlying the option before the transaction, multiplied by the applicable "cash exchange ratio" described below, rounded down to the nearest whole number of shares of the Corporation's common stock or Thermo Electron's common stock. The exercise price for each assumed option was calculated by dividing the exercise price of the subsidiary stock option before the transaction by the applicable "cash exchange ratio" described below, rounded up to the nearest whole cent. The applicable "cash exchange ratio" for each transaction was a fraction, the numerator of which was the cash price listed in the chart at the beginning of this subsection (the "Chart") and the denominator of which was the closing price of the Corporation's common stock or Thermo Electron's common stock, as applicable, on the day preceding the effective date of the transaction.

         Additionally, certain directors participated in the deferred compensation plans of the various subsidiaries. On the effective date of each of the completed cash transactions listed above, each of the affected subsidiaries' deferred compensation plans terminated and the participants received cash in an amount equal to the balance of such participant's stock units credited to his or her account under the respective deferred compensation plan, multiplied by the cash price listed in the Chart. Any such stock units held by directors are included in their stock ownership information described below.

         In the ThermoSpectra Corporation transaction, Mr. Howe, Mr. Lewis and Mr. Melas-Kyriazi (the Corporation's Chief Financial Officer, who is not a named executive officer of the Corporation for purposes of Securities and Exchange Commission regulations, and whose ownership information therefore does not appear in the "Stock Ownership" table) received a cash payment of $16.00 per share for 15,010, 5,000 and 13,600 shares of common stock of ThermoSpectra Corporation held by such individuals, respectively. Additionally, Dr, Chapman, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Melas-Kyriazi and Mr. Vintiadis held options to acquire 4,000, 4,000, 92,000, 50,000, 64,200 and 1,500 shares of
ThermoSpectra Corporation common stock, respectively, that were converted into options to acquire shares of common stock of Thermo Instrument Systems Inc., as described above. Additionally, Mr. Howe elected to receive cash payments, as described above, for options to purchase an additional 12,000 shares of ThermoSpectra Corporation common stock, and received payments of $65,200, for such options.

         In the Thermo Vision Corporation transaction, Dr. Chapman, Mr. Helm and Mr. Lewis received a cash payment of $7.00 per share for 70, 28 and 17,720 shares of common stock of Thermo Vision Corporation held by such individuals, respectively. Additionally, Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis, Mr. Melas-Kyriazi and Mr. Vintiadis held options to acquire 7,500, 7,500, 7,500, 25,000, 70,000, and 1,500 shares of Thermo Vision Corporation common stock, respectively, that were converted into options to acquire shares of common stock of Thermo Instrument Systems Inc., as described above.

         In the ONIX Systems Inc. transaction, Mr. Lewis received a cash payment of $9.00 per share for 2,000 shares of common stock of ONIX Systems Inc. held by him. Additionally, Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and Mr. Melas-Kyriazi held options to acquire 7,500, 7,500, 7,500, 33,333 and 30,000 shares of

ONIX Systems Inc. common stock, respectively, that were converted into options to acquire shares of Thermo Electron common stock, as described above.

         In the Thermo BioAnalysis Corporation transaction, Dr. Chapman, Mr. Howe and Mr. Lewis received a cash payment of $28.00 per share for 10,500, 2,884 and 22,500 shares of common stock of Thermo BioAnalysis Corporation held by such individuals, respectively. Additionally, Dr. Chapman, Mr. Helm, Mr. Howe, Mr. Lewis and Mr. Melas-Kyriazi held options to acquire 18,000, 9,000, 30,000, 34,250 and 19,000 shares of Thermo BioAnalysis common stock, respectively, that were converted into options to acquire shares of Thermo Electron common stock, as described above. Additionally, Dr. Chapman, Mr. Helm, Mr. Howe and Mr. Lewis elected to receive cash payments, as described above, for options to purchase an additional 12,000, 6,000, 5,000 and 15,750 shares of Thermo BioAnalysis common stock, respectively, and received a payment of $216,000, $108,000, $90,000 and $258,000, respectively, for such options.

EXECUTIVE OFFICER AND DIRECTOR PARTICIPATION IN PROPOSED TRANSACTIONS

         Executive officers and directors of the Corporation who hold shares of common stock in the subsidiaries listed above under "Proposed Transactions" will receive the same consideration per share of subsidiary stock as all other stockholders of such subsidiaries. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

         In addition, certain executive officers and directors of the Corporation hold options to acquire shares of common stock of the subsidiaries listed above (See Item 12 - "Security Ownership of Certain Beneficial Owners and Management") which options will be treated in the same manner as options held by other employees. In general, all unvested options held by such persons will be assumed by Thermo Electron and converted into options to acquire shares of Thermo Electron's common stock on the same terms as are applicable to all the other holders of such subsidiary's options. In the case of vested options held by such persons in subsidiaries that are the subject of proposed cash transactions, the holders will be given the opportunity to elect either to convert the options into vested options for Thermo Electron's common stock, as described below, or to receive cash at the applicable cash transaction price less the applicable exercise price. In the case of options held by such persons in subsidiaries that are the subject of the proposed stock transaction, the options will be converted into options for Thermo Electron's common stock, as described below.

         Vested and unvested options that are being assumed by Thermo Electron in the proposed cash transactions referenced above generally will be converted as follows: The number of shares of Thermo Electron's common stock underlying each assumed option will equal the number of shares of subsidiary common stock underlying the option before the transaction, multiplied by the applicable "cash exchange ratio" described below, rounded down to the nearest whole number of shares of Thermo Electron's common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the subsidiary stock option before the transaction by the applicable "cash exchange ratio" set forth below, rounded up to the nearest whole cent. The applicable "cash exchange ratio" for each transaction is a fraction, the numerator of which is the cash price listed in the Chart and the denominator of which is the closing price of Thermo Electron's common stock on the day preceding the effective date of the transaction.

         Vested and unvested options that are being assumed by Thermo Electron in the proposed stock transaction referenced above will generally be converted as follows: The number of shares of Thermo Electron's common stock underlying each assumed option will equal the number of shares of subsidiary common stock underlying the option before the transaction, multiplied by the applicable exchange ratio set forth in the Chart, rounded down to the nearest whole number of shares of Thermo Electron's common stock. The exercise price for each assumed option will be calculated by dividing the exercise price of the subsidiary stock option before the transaction by the applicable exchange ratio set forth in the Chart, rounded up to the nearest whole cent.

         In addition to the ownership information that appears in the Item 12 - "Security Ownership of Certain Beneficial Owners and Management" table, Mr. Melas-Kyriazi holds shares of, or options to purchase shares of, common stock of the subsidiaries listed above under "Proposed Transactions" as follows. Mr. Melas-Kyriazi owns 19,028 shares in the common stock of the Corporation. Mr. Melas-Kyriazi owns options to purchase 25,000, 25,000, 40,000 and 163,687 shares of Metrika Systems Corporation, ThermoQuest Corporation, Thermo Optek Corporation and the Corporation, respectively.

         Additionally, certain directors participate in the deferred compensation plans of the various subsidiaries. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." On the effective date of each of the proposed cash transactions listed above, each of the affected subsidiaries' deferred compensation plans will terminate and the participants will receive cash in an amount equal to the balance of such participant's stock units credited to his or her account under the respective deferred compensation plan, multiplied by the cash price listed in the Chart. On the effective date of the proposed stock transaction listed above, the Corporation's deferred compensation plan will be assumed by Thermo Electron, and the stock units credited to each participant's account under the deferred compensation plan will be converted into stock units for Thermo Electron's common stock at the exchange ratio set forth in the Chart.

STOCK HOLDING ASSISTANCE PLANS

         The human resources committee of the Corporation's board of directors (the "Committee") established a stock holding policy that requires its chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation may make interest-free loans to the chief executive officer, to enable him to purchase Common Stock in the open market. Loans will be repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee. No such loans were outstanding in 1999.

         Each of the Corporation's publicly-traded, majority-owned subsidiaries have adopted similar stock holding policies and stock holding assistance plans, which were applicable to their executive officers prior to their amendment to make them applicable only to their chief executive officers. Certain executive officers of the Corporation are also the chief executive officers of these subsidiaries and are required to comply with the subsidiary's stock holding policies. Mr. Earl R. Lewis, the Corporation's president and chief executive officer, was also the chief executive officer of Thermo Optek until January 4, 1998. Dr. Richard W. K. Chapman, a senior vice president of the Corporation, is also the chief executive officer of ThermoQuest and was chairman of the board of Thermo BioAnalysis until June 26, 1997. Mr. Barry S. Howe, a vice president of the Corporation, was also the chief executive officer of Thermo BioAnalysis until March 11, 1998 and is currently the chief executive officer of ThermoSpectra. In 1996, Mr. Lewis received a loan in the principal amount of $194,030 under the Thermo Optek stock holding assistance plan to purchase 15,000 shares of the common stock of Thermo Optek, of which amount $155,224 is still outstanding. Dr. Chapman received loans in 1996 in the principal amounts of $210,654 and $131,176, under the stock holding assistance plans of ThermoQuest and Thermo BioAnalysis, respectively, to purchase 15,000 shares of the common stock of ThermoQuest and 10,000 shares of the common stock of Thermo BioAnalysis, of which amounts $168,523 and $131,176, respectively, are still outstanding. In 1996, Mr. Howe received loans in the principal amount of $164,376 under the stock holding assistance plan of Thermo BioAnalysis to purchase 12,000 shares of Thermo BioAnalysis, of which amount $131,500 is still outstanding. In 1998, Mr. Howe received a loan in the principal amount of $141,992 to purchase 15,000 shares of ThermoSpectra, of which the entire is paid in full. Each of these loans is repayable upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the human resources committee of the board of directors of the applicable company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.



                                              THERMO INSTRUMENT SYSTEMS INC.

                                              By:  /s/  Sandra L. Lambert
                                                 ---------------------------
                                                  Sandra L. Lambert
                                                  Secretary