Form 10-Q
period 2000-04-01
THERMO INSTRUMENT SYSTEMS INC
filed 2000-05-12
CIK 795986

SECURITIES AND EXCHANGE COMMISSION

                                           Washington, DC 20549
                           ----------------------------------------------------

                                                FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                     Outstanding at April 28, 2000
 Common Stock, $.10 par value                129,407,639

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                      THERMO INSTRUMENT SYSTEMS INC.

                                        Consolidated Balance Sheet
                                               (Unaudited)

                                                  Assets

                                                                                      April 1,  January 1,
(In thousands)                                                                            2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                          $  188,588  $  185,492
 Advance to affiliate                                                                  274,335     256,522
 Accounts receivable, less allowances of $29,315 and $29,837                           458,063     489,264
 Inventories:
   Raw materials and supplies                                                          154,068     152,865
   Work in process                                                                      66,067      60,227
   Finished goods                                                                      125,789     114,809
 Deferred tax asset and refundable income taxes                                         66,343      67,627
 Other current assets                                                                   46,621      45,280
                                                                                    ----------  ----------

                                                                                     1,379,874   1,372,086
                                                                                    ----------  ----------

Property, Plant, and Equipment, at Cost                                                443,154     441,577
 Less:  Accumulated depreciation and amortization                                      160,742     154,170
                                                                                    ----------  ----------

                                                                                       282,412     287,407
                                                                                    ----------  ----------

Other Assets                                                                           147,841     159,574
                                                                                    ----------  ----------

Cost in Excess of Net Assets of Acquired Companies                                   1,041,155   1,066,291
                                                                                    ----------  ----------

                                                                                    $2,851,282  $2,885,358
                                                                                    ==========  ==========





                                      THERMO INSTRUMENT SYSTEMS INC.

                                  Consolidated Balance Sheet (continued)
                                               (Unaudited)

                                 Liabilities and Shareholders' Investment

                                                                                      April 1,  January 1,
(In thousands except share amounts)                                                       2000       2000
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Short-term obligations and current maturities of long-term                         $  268,196  $  292,702
   obligations (includes advance from affiliate of $72,359 and
   $54,855 and related-party debt of $8,755)
 Short-term obligations and current maturities of long-term                            153,800     153,800
   obligations, due to parent company
 Accounts payable                                                                      118,273     119,956
 Accrued payroll and employee benefits                                                  66,205      73,077
 Accrued income taxes                                                                  100,433      90,734
 Accrued installation and warranty expenses                                             41,040      41,796
 Deferred revenue                                                                       55,052      46,592
 Other accrued expenses (Notes 5 and 6)                                                156,700     175,436
 Due to parent company and affiliated companies                                         10,023       9,193
                                                                                    ----------  ----------

                                                                                       969,722   1,003,286
                                                                                    ----------  ----------

Deferred Income Taxes                                                                   18,015      22,034
                                                                                    ----------  ----------

Other Deferred Items                                                                    36,465      35,433
                                                                                    ----------  ----------

Long-term Obligations:
 Senior convertible obligations (includes $140,000 due to parent                       172,500     312,500
   company in 1999; Note 9)
 Subordinated convertible obligations (includes $3,000 of related-party debt)          250,000     250,000
 Other                                                                                  32,061      33,994
                                                                                    ----------  ----------

                                                                                       454,561     596,494
                                                                                    ----------  ----------

Minority Interest                                                                      242,621     243,545
                                                                                    ----------  ----------

Shareholders' Investment (Note 9):
 Common stock, $.10 par value, 250,000,000 shares authorized;                           13,400      12,359
   133,996,730 and 123,591,238 shares issued
 Capital in excess of par value                                                        488,392     343,891
 Retained earnings                                                                     783,114     763,782
 Treasury stock at cost, 4,635,300 and 4,824,335 shares                                (73,940)    (75,914)
 Deferred compensation                                                                    (331)       (373)
 Accumulated other comprehensive items (Note 2)                                        (80,737)    (59,179)
                                                                                    ----------  ----------

                                                                                     1,129,898     984,566
                                                                                    ----------  ----------

                                                                                    $2,851,282  $2,885,358
                                                                                    ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.



                                      THERMO INSTRUMENT SYSTEMS INC.

                                     Consolidated Statement of Income
                                               (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $521,086    $463,579
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                      276,202     252,123
 Selling, general, and administrative expenses                                         150,737     130,444
 Research and development expenses                                                      44,842      34,193
 Restructuring and other unusual costs (income), net (Note 6)                          (12,477)      1,243
                                                                                      --------    --------

                                                                                       459,304     418,003
                                                                                      --------    --------

Operating Income                                                                        61,782      45,576

Interest Income                                                                          5,906       6,326
Interest Expense (includes $3,055 and $2,986 to parent company)                        (12,583)    (12,185)
Equity in Losses of Unconsolidated Subsidiaries                                        (13,402)          -
Other Income (Expense), Net                                                              1,567        (570)
                                                                                      --------    --------

Income Before Provision for Income Taxes and Minority Interest                          43,270      39,147
Provision for Income Taxes                                                              19,482      16,008
Minority Interest Expense                                                                4,456       4,254
                                                                                      --------    --------

Net Income                                                                            $ 19,332    $ 18,885
                                                                                      ========    ========

Earnings per Share (Note 3):
 Basic                                                                                $    .16    $    .16
                                                                                      ========    ========

 Diluted                                                                              $    .15    $    .15
                                                                                      ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                 124,462     119,302
                                                                                      ========    ========

 Diluted                                                                               130,225     131,088
                                                                                      ========    ========












The accompanying notes are an integral part of these consolidated financial statements.


                                      THERMO INSTRUMENT SYSTEMS INC.

                                   Consolidated Statement of Cash Flows
                                               (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000        1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
  Net income                                                                        $   19,332  $  18,885
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      20,729     17,405
     Provision for losses on accounts receivable                                         1,304        943
     Gain on sale of businesses (Note 6)                                               (12,393)         -
     Equity in losses of unconsolidated subsidiaries (Note 6)                           13,402          -
     Minority interest expense                                                           4,456      4,254
     Increase (decrease) in deferred income taxes                                       (1,528)        29
     Other noncash items                                                                (1,044)     5,839
     Changes in current accounts, excluding the effects of acquisitions and dispositions:
        Accounts receivable                                                             12,732     13,200
        Inventories                                                                    (32,386)    (9,093)
        Other current assets                                                            (1,720)      (707)
        Accounts payable                                                                (4,071)    (5,111)
        Other current liabilities                                                       (1,640)   (12,604)
     Other                                                                                 (60)    (1,971)
                                                                                    ----------  ---------

        Net cash provided by operating activities                                       17,113     31,069
                                                                                    ----------  ---------

Investing Activities:
 Acquisitions, net of cash acquired                                                     (4,744)  (322,996)
 Acquisition of minority interest of subsidiaries (Note 7)                             (11,520)         -
 Proceeds from sale of businesses, net of cash divested (Note 6)                        38,484          -
 Advances to affiliate, net                                                            (19,875)         -
 Purchases of property, plant, and equipment                                           (12,578)    (9,204)
 Proceeds from sale of property, plant, and equipment                                    1,317      4,802
 Other, net                                                                              2,018      1,541
                                                                                    ----------  ---------

        Net cash used in investing activities                                       $   (6,898) $(325,857)
                                                                                    ----------  ---------












                                      THERMO INSTRUMENT SYSTEMS INC.

                             Consolidated Statement of Cash Flows (continued)
                                               (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 1,    April 3,
(In thousands)                                                                            2000        1999
------------------------------------------------------------------------- --------- ----------- ----------

Financing Activities:
 Net proceeds from issuance of Company and subsidiary common stock                  $    5,615  $     442
 Purchases of Company and subsidiary common stock and subordinated                           -    (12,042)
   convertible debentures
 Net proceeds from issuance of short-term obligation to parent company                       -    200,000
 Repayment of long-term obligations to parent company                                        -    (10,000)
 Increase (decrease) in short-term obligations, net                                    (18,589)       309
 Proceeds from issuance of long-term obligations                                         3,019     14,484
 Repayment of long-term obligations                                                     (3,519)    (3,118)
                                                                                    ----------  ---------

        Net cash provided by (used in) financing activities                            (13,474)   190,075
                                                                                    ----------  ---------

Exchange Rate Effect on Cash                                                             6,355     (6,043)
                                                                                    ----------  ---------

Increase (Decrease) in Cash and Cash Equivalents                                         3,096   (110,756)
Cash and Cash Equivalents at Beginning of Period                                       185,492    553,825
                                                                                    ----------  ---------

Cash and Cash Equivalents at End of Period                                          $  188,588  $ 443,069
                                                                                    ==========  =========

Noncash Activities:
 Fair value of assets of acquired companies                                         $    7,479  $ 560,910
 Cash paid for acquired companies                                                       (5,000)  (363,498)
 Cash to be paid for remaining outstanding shares of tender offer                            -     (2,452)
                                                                                    ----------  ---------

   Liabilities assumed of acquired companies                                        $    2,479  $ 194,960
                                                                                    ==========  =========

 Conversions of Company convertible obligations by parent company                   $  140,000  $       -
                                                                                    ==========  =========


















The accompanying notes are an integral part of these consolidated financial statements.


                                      THERMO INSTRUMENT SYSTEMS INC.

                                Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Instrument Systems Inc. (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, and the results of operations and cash flows for the three-month periods ended April
1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 1, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of 2000 and 1999, the Company had comprehensive income of $0.8 million and a comprehensive loss of $8.3 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                                             $19,332    $ 18,885
                                                                                       -------    --------

Weighted Average Shares                                                                124,462     119,302
                                                                                       -------    --------

Basic Earnings per Share                                                               $   .16    $    .16
                                                                                       =======    ========

Diluted
Net Income                                                                             $19,332    $ 18,885
Effect of:
 Convertible obligations                                                                   357         855
 Majority-owned subsidiaries' dilutive securities                                         (781)       (503)
                                                                                       -------    --------

Income Available to Common Shareholders, as Adjusted                                   $18,908    $ 19,237
                                                                                       -------    --------

Weighted Average Shares                                                                124,462     119,302
Effect of:
 Convertible obligations                                                                 4,771      11,409
 Stock options                                                                             992         377
                                                                                       -------    --------

Weighted Average Shares, as Adjusted                                                   130,225     131,088
                                                                                       -------    --------

Diluted Earnings per Share                                                             $   .15    $    .15
                                                                                       =======    ========



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for the first quarter of 2000 and 1999 excludes the effect of assuming the conversion of the Company's
$250.0 million principal amount 4% subordinated convertible debentures, convertible at $35.65 per share, and $172.5 million principal amount 4 1/2% senior convertible debentures, convertible at $34.46 per share, because the effect would be antidilutive. In addition, options to purchase 355,000 and 449,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 2000 and 1999, respectively, because their effect would have been antidilutive due to the options' exercise prices exceeding the average market price for the common stock.

4.    Business Segment Information

                                                                                     Three Months Ended
                                                                                    April 1,      April 3,
(In thousands)                                                                          2000         1999
-------------------------------------------------------------- --- ------------- ------------ ------------

Revenues:
 Life Sciences                                                                       $178,076     $169,236
 Optical Technologies                                                                 198,011      178,478
 Measurement and Control                                                              147,673      118,673
 Intersegment sales eliminations (a)                                                   (2,674)      (2,808)
                                                                                     --------     --------

                                                                                     $521,086     $463,579
                                                                                     ========     ========

Income Before Provision for Income Taxes and Minority Interest:
 Life Sciences                                                                       $25,970      $ 24,529
 Optical Technologies (b)                                                             29,634        15,118
 Measurement and Control (c)                                                           7,517         6,891
 Corporate (d)                                                                        (1,339)         (962)
                                                                                     -------      --------

 Total operating income                                                               61,782        45,576
 Interest and other expense, net (e)                                                 (18,512)       (6,429)
                                                                                     -------      --------

                                                                                     $43,270      $ 39,147
                                                                                     =======      ========

(a) Intersegment sales are accounted for at prices that are representative of transactions with unaffiliated parties.
(b) Includes restructuring and other unusual income of $12.5 million in the first quarter of 2000 and restructuring costs of $1.2 million in the first quarter of 1999. Also includes charges of $1.4 million in the first quarter of 1999 for the sale of inventories revalued in connection with the acquisition of Spectra-Physics AB.
(c) Includes charges of $3.2 million in the first quarter of 1999 for the sale of inventories revalued in connection with the acquisition of Spectra-Physics AB.
(d) Primarily corporate general and administrative expenses.
(e) Includes equity in losses of unconsolidated subsidiaries of $13.4 million in the first quarter of 2000 (Note 6).




5.    Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

      A summary of the changes in accrued acquisition expenses for acquisitions completed before and during 1997 is as follows:

                                                1997 Acquisitions
                                      --------------------------------------
                                                  Abandonment          Other
                                                    of Excess                      Pre-1997
(In thousands)                       Severance     Facilities                  Acquisitions         Total
-------------------------------- -------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000              $   23         $1,420         $  248         $7,437         $9,128
 Usage                                       -            (14)             -           (318)          (332)
 Currency translation                       (5)           (27)           (15)          (164)          (211)
                                        ------         ------         ------         ------         ------

Balance at April 1, 2000                $   18         $1,379         $  233         $6,955         $8,585
                                        ======         ======         ======         ======         ======

      The remaining accrued acquisition expenses for pre-1997 acquisitions primarily represent lease obligations for a building in Uxbridge, England, and an operating facility in Hayworth, England, with obligations through 2007.

      The remaining accrued acquisition expenses for 1997 acquisitions primarily represent lease obligations for an operating location in Runcorn, England, with an obligation through 2014. The amounts captioned as "other" in 1997 primarily represent costs to exit certain joint venture arrangements.

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1998 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                              $ 281          $ 117          $  43          $ 441
 Usage                                                    (52)            (5)           (10)           (67)
 Decrease recorded to cost in excess of net                (1)           (94)             -            (95)
   assets of acquired companies
 Currency translation                                      (9)             -              -             (9)
                                                        -----          -----          -----          -----

Balance at April 1, 2000                                $ 219          $  18          $  33          $ 270
                                                        =====          =====          =====          =====

      The remaining accrued acquisition expenses for abandonment of excess facilities for 1998 acquisitions primarily represent a lease obligation for a facility in Maryland. The amounts captioned as "other" in 1998 primarily represent relocation costs.




5.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for acquisitions completed during 1999 is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                             $4,984         $2,065         $2,611         $9,660
 Reserves established                                     101             55              -            156
 Usage                                                 (1,013)           (52)          (226)        (1,291)
 Decrease due to finalization of                         (127)             -              -           (127)
   restructuring plans, recorded as a
   decrease to cost in excess of net assets
   of acquired companies
 Currency translation                                     (84)           (63)           (41)          (188)
                                                       ------         ------         ------         ------

Balance at April 1, 2000                               $3,861         $2,005         $2,344         $8,210
                                                       ======         ======         ======         ======

      The principal accrued acquisition expenses for 1999 acquisitions are severance for approximately 175 employees across all functions and for abandoned facilities, primarily at Spectra-Physics AB. The abandoned facilities at Spectra-Physics include operating facilities in Sweden, Germany, and France with obligations through 2000. The amounts captioned as "other" primarily represent relocation, contract termination, and other exit costs. The Company expects to pay amounts accrued for severance and other primarily in 2000 and amounts accrued for abandoned facilities over the respective lease terms. The Company finalized its restructuring plans for Spectra-Physics in 1999. Unresolved matters at April 1, 2000, included completion of planned severances and abandonment of excess facilities for other acquisitions completed in 1999. Such matters will be resolved no later than one year from the respective acquisition dates.

6.    Restructuring Costs and Other Unusual Income

      During the first quarter of 2000, the Optical Technologies segment recorded $12.4 million of unusual income resulting from the sale of its Nicolet
Imaging Systems (NIS) and Sierra Research and Technology, Inc. (SRT) subsidiaries. The businesses manufacture products that include imaging systems used in assembling complex printed circuit boards and in airbag manufacturing.
NIS and SRT were sold for aggregate proceeds of $40.0 million and had aggregate revenues and operating income of $28.3 million and $2.2 million, respectively, in 1999. These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The Company has decided to focus on growth in other sectors of the instruments market. During the first quarter of 2000, this segment also recorded a noncash charge of $13.4 million associated with its equity method investment in FLIR Systems, Inc., acquired as part of the February 1999 acquisition of Spectra-Physics. FLIR recorded significant charges in its fourth quarter of 1999 and the segment has recorded its pro rata share of FLIR's loss. The segment records FLIR's results on a one quarter lag. This charge was recorded to equity in losses of unconsolidated subsidiaries in the accompanying statement of income. In addition, the Optical
Technologies segment recorded other noncash income of $1.7 million related to hedging transactions of its majority-owned Spectra-Physics Lasers, Inc. (SPLI) subsidiary, which elected early adoption of Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities."

      During 1998 and 1999, the Company and its subsidiaries recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 723 employees and abandoned-facility payments. As of January 1, 2000, the Company had terminated 711 employees and during the first quarter of 2000, the Company terminated 7 additional employees. As of January 1, 2000, the Company had $1.7 million accrued for severance and facility-closing costs relating to these activities. During the first quarter of 2000, the Optical Technologies segment reversed $0.1 million of previously established restructuring reserves. The Company expects to incur additional restructuring costs totaling $0.2 million in the remainder of 2000, which are not permitted as charges until incurred pursuant to the requirements of EITF 94-3.



6.    Restructuring Costs and Other Unusual Income (continued)

      A summary of the changes in accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet, is as follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 1, 2000                             $  893         $  224         $  565         $1,682
 Reversal of reserves                                       -            (84)             -            (84)
 Usage                                                   (357)             -              -           (357)
 Currency translation                                     (24)            (2)            (9)           (35)
                                                       ------         ------         ------         ------

Balance at April 1, 2000                               $  512         $  138         $  556         $1,206
                                                       ======         ======         ======         ======

7.    Acquisition of Thermo Vision Minority Interest

      In July 1999, the Company's Thermo Vision Corporation subsidiary announced that it had entered into a definitive agreement and plan of merger with the Company pursuant to which the Company would acquire all of the outstanding shares of common stock of Thermo Vision held by the public shareholders in exchange for $7.00 per share in cash. The merger of Thermo Vision was completed in January 2000 and its common stock has ceased to be publicly traded.

8.    Proposed Reorganization

      In January 2000, the Company announced plans to take private Thermo Optek
Corporation, ThermoQuest Corporation, Thermo BioAnalysis Corporation, Metrika
Systems Corporation, and ONIX Systems Inc. In addition, the Company announced that Thermo Electron Corporation plans to take the Company private. These actions are part of a major reorganization plan under which Thermo Electron will spin in, spin off, and sell various businesses to focus solely on its core measurement and detection instruments business. Because the Company owned more than 90% of the outstanding shares of Thermo Optek and ThermoQuest common stock, these two companies were spun in for cash through a "short-form" merger, at $15.00 and $17.00 per share, respectively, during the second quarter of 2000 and their common stock has ceased to be publicly traded. Also during the second quarter of 2000, the Company successfully completed cash tender offers of $28.00 per share for Thermo BioAnalysis, $9.00 per share for Metrika Systems, and $9.00 per share for ONIX Systems, in order to bring its own equity ownership, collective with Thermo Electron, in each of these companies to at least 90%. The
Company subsequently completed the acquisition of the outstanding minority interest in each of these companies through short-form mergers at the same cash prices as the tender offers and their common stock has ceased to be publicly traded. As a result, the Company currently owns approximately 79.2%, 91.5%, and 97.9% of the outstanding shares of Thermo BioAnalysis, Metrika Systems, and ONIX
Systems common stock, respectively, and Thermo Electron currently owns approximately 20.8%, 8.5%, and 2.1% of the outstanding shares of Thermo
BioAnalysis, Metrika Systems, and ONIX Systems common stock, respectively.

      During the second quarter of 2000, Thermo Electron commenced an exchange offer for any and all of the outstanding shares of the Company's common stock held by minority shareholders. The Company's shareholders would receive 0.85 shares of Thermo Electron common stock for each share of Company common stock held. Thermo Electron, which currently owns approximately 88.6% of the outstanding shares of the Company's common stock, has conditioned the exchange offer on receiving acceptances from holders of enough shares so that, when combined with its current share ownership, Thermo Electron's ownership reaches at least 90%. If Thermo Electron achieves this 90%-ownership threshold, it will acquire all remaining outstanding shares of the Company's common stock through a short-form merger. In the short-form merger, minority shareholders who do not participate in the exchange offer would also receive shares of Thermo Electron common stock in exchange for their shares of the Company's common stock at the same ratio.



8.    Proposed Reorganization (continued)

      The exchange offer will require Securities and Exchange Commission (SEC) clearance of necessary filings. The exchange offer and subsequent short-form merger of the Company with Thermo Electron would not require approval by the Company's Board of Directors or shareholders.

      If Thermo Electron successfully obtains ownership of at least 90% of the outstanding shares of the Company's common stock, it expects to complete the spin-in of the Company by the end of the third quarter of 2000.

      Obligations under the Company's 4% subordinated convertible debentures due
January 15, 2005, and its 4 1/2% senior convertible debentures due October 15,
2003, would be assumed by Thermo Electron in the short-form merger, and the debentures would be convertible into Thermo Electron common stock.

      SPLI, acquired indirectly by the Company as part of its February 1999 acquisition of Spectra-Physics, will remain a public subsidiary while the Company and Thermo Electron continue to evaluate the SPLI business. The Company owns approximately 78.5% of the outstanding shares of SPLI common stock.

9.    Conversion of Senior Convertible Note Due to Parent Company

      On February 15, 2000, the Company's $140.0 million principal amount 3 3/4% senior convertible note, convertible at $13.55 per share, was converted by Thermo Electron into 10,334,620 shares of Company common stock. Accordingly, the note was classified as noncurrent in the accompanying 1999 balance sheet.

10.   Recent Accounting Pronouncement

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101,
"Revenue Recognition in Financial Statements." SAB 101 includes requirements for when shipments may be recorded as revenue when the terms of the sale include customer acceptance provisions or an obligation of the seller to install the product. In such instances, SAB 101 generally requires that revenue recognition occur upon customer acceptance and/or at completion of installation. SAB 101 requires that companies conform their revenue recognition practices to the requirements therein no later than the second quarter of calendar 2000 through recording a cumulative net of tax effect of the change in accounting as of January 2, 2000. The Company has not yet completed the analysis to determine the effect that SAB 101 will have on its financial statements.

11.   Subsequent Event

      On May 11, 2000, the Company announced that it had entered into an agreement to sell its wholly owned Spectra Precision, Inc. businesses to Trimble
Navigation Limited for approximately $200 million in cash and $80 million in seller debt financing. Spectra Precision, part of the Measurement and Control segment, was acquired in February 1999 as part of Spectra-Physics and provides the construction, surveying, and heavy machine industries with precision positioning equipment. These businesses are being sold as they are outside the Company's renewed focus on measurement and detection instrumentation. Closing of the transaction, expected at the end of the second quarter of 2000, is subject to regulatory approval, financing, and other customary conditions.




Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Securities and Exchange
Commission.

Overview

      The Company is a worldwide leader in the development, manufacture, and sale of measurement and detection instruments used in virtually every industry to monitor, collect, and analyze data that provide knowledge for the user. For example, the Company's powerful analysis technologies help researchers sift through data to make the discoveries that will fight disease or prolong life;
allow manufacturers to fabricate ever-smaller components required to increase the speed and quality of communications; or monitor and control industrial processes on-line to ensure that critical quality standards are met efficiently and safely.

      The Company's businesses operate in three instrumentation segments: Life
Sciences, Optical Technologies, and Measurement and Control. The Life Sciences segment includes the Company's Thermo BioAnalysis Corporation and ThermoQuest
Corporation subsidiaries, as well as certain wholly owned subsidiaries. This segment develops and manufactures systems for drug discovery and medical diagnosis and for chemical analysis at ultratrace levels. The Optical
Technologies segment consists of Thermo Optek Corporation, ThermoSpectra
Corporation, Thermo Vision Corporation, Spectra-Physics Lasers, Inc. (SPLI), and certain other wholly owned businesses. This segment develops and manufactures optical and energy-based analytical systems; high-power laser systems; and industrial imaging, inspection, and measurement instruments. The Measurement and Control segment includes the Company's ONIX Systems Inc. and Metrika Systems
Corporation subsidiaries, as well as certain wholly owned subsidiaries, including businesses of Spectra-Physics AB, acquired in February 1999. This segment develops and manufactures on-line systems for industrial processes and quality control, field-measurement instruments, and real-time sensors.

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

Results of Operations

First Quarter 2000 Compared With First Quarter 1999

      Revenues increased $57.5 million to $521.1 million in the first quarter of 2000 from $463.6 million in the first quarter of 1999. Revenues increased $53.6 million due to the inclusion of revenues from 1999 acquisitions for the full period and an acquisition made in 2000, net of dispositions that reduced revenues by $3.6 million. This increase in revenues was offset in part by a decrease in revenues of $14.9 million due to the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar relative to foreign currencies in countries in which the Company operates. Excluding the impact of acquisitions, dispositions, and currency translation, revenues increased $18.8 million.


First Quarter 2000 Compared With First Quarter 1999 (continued)

      Life Sciences segment revenues increased to $178.1 million in the first quarter of 2000 from $169.2 million in the first quarter of 1999. Revenues increased $7.5 million due to acquisitions. The unfavorable effects of currency translation decreased revenues in this segment by $7.4 million. Excluding the effect of acquisitions and currency translation, revenues increased $8.8 million. Revenues from pharmaceutical and biochemical research products increased $3.9 million due to higher demand for the segment's immunoassay testing and newly introduced Multiblock deoxyribonucleic acid (DNA) amplification products. Revenues from analytical instruments increased $3.2 million due to higher sales of mass spectrometers in Europe and Asia. Revenues from scientific equipment increased $2.2 million due to higher demand for controlled-environment laboratory equipment. These increases in revenues were offset in part by lower revenues from information management systems due to lower demand in the U.S.

      Optical Technologies segment revenues increased to $198.0 million in the first quarter of 2000 from $178.5 million in the first quarter of 1999. Revenues increased $13.8 million due to acquisitions, net of dispositions, primarily the acquisition of SPLI, in which the Company acquired a majority interest on February 22, 1999. The dispositions primarily included the segment's Nicolet
Imaging Systems (NIS) and Sierra Research and Technology, Inc. (SRT) businesses that were sold in March 2000 (Note 6). These units were sold due to a consolidation trend among manufacturers of test equipment in the markets these businesses serve. The Company has decided to focus on growth in other sectors of the instruments market. The unfavorable effects of currency translation decreased revenues in this segment by $5.4 million in 2000. Excluding the effect of acquisitions, dispositions, and currency translation, revenues increased
$11.1 million. The increase in revenues was due in part to $4.6 million of increased demand for products sold to the semiconductor industry by the segment's physical properties business. The semiconductor sector is experiencing renewed growth after a downturn in the first half of 1999. Revenues from elemental analysis instruments increased $3.2 million in 2000, primarily due to new product introductions, and revenues from photonics products increased $2.8 million, primarily due to strong demand for gratings used in systems for semiconductor manufacturers and in telecommunications.

      Measurement and Control segment revenues increased to $147.7 million in the first quarter of 2000 from $118.7 million in the first quarter of 1999.
Revenues increased $32.3 million due to acquisitions, primarily that of Spectra-Physics AB's wholly owned businesses, acquired on February 22, 1999. The unfavorable effects of currency translation decreased revenues in this segment by $2.1 million. Excluding the effect of acquisitions and currency translation, revenues decreased $1.2 million. Revenues from process control products decreased $1.5 million, primarily as a result of reduced discretionary capital spending by companies in the process control industry and by the oil and gas production sector. Revenues from process-optimization systems decreased $1.2 million, primarily due to a reduction in spending in the metals industry due to depressed pricing. These decreases in revenues were offset in part by higher revenues from the sale of environmental-monitoring instruments.

      The gross profit margin increased to 47% in the first quarter of 2000 from 46% the first quarter of 1999. The 1999 period included lower-margin revenues from Spectra-Physics, which recorded a charge of $4.6 million relating to the sale of inventories revalued at the date of acquisition, of which $3.2 million was recorded by the Measurement and Control segment and $1.4 million by the Optical Technologies segment. Excluding the charge for the sale of revalued inventories in 1999, the gross profit margin remained unchanged at 47% in 2000 and 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the first quarter of 2000 from 28% in the first quarter of 1999, principally due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at the wholly owned businesses of Spectra-Physics.

      Research and development expenses increased to $44.8 million in the first quarter of 2000 from $34.2 million in the first quarter of 1999, primarily due to the inclusion of expenses at Spectra-Physics and, to a lesser extent, other acquired businesses. In addition, research and development expenses increased due to spending on new product development, including the V150 molecular beam epitaxy system. Research and development expenses as a percentage of revenues were 8.6% in 2000, compared with 7.4% in 1999. Excluding the expenses at acquired businesses, research and development expenses as a percentage of revenues were 7.7% in 2000.




First Quarter 2000 Compared With First Quarter 1999 (continued)

      The Optical Technologies segment recorded unusual income of $12.4 million in the first quarter of 2000 resulting from the sale of NIS and SRT (Note 6). In connection with the restructuring actions undertaken by the Company in 1998, this segment reversed previously established restructuring reserves of $0.1 million in the first quarter of 2000. In connection with the closing of certain facilities, the Company expects to incur approximately $0.2 million of additional costs in 2000.

      Interest income decreased to $5.9 million in the first quarter of 2000 from $6.3 million in the first quarter of 1999, primarily due to a reduction in invested balances as a result of acquisitions, including the acquisition of Spectra-Physics in February 1999.

      Interest expense increased to $12.6 million in the first quarter of 2000 from $12.2 million in the first quarter of 1999, primarily due to borrowings from Thermo Electron Corporation in connection with the acquisition of Spectra-Physics. This increase was offset in part by a decrease in interest expense as a result of the repayment of certain promissory notes to Thermo
Electron that were issued in connection with acquisitions and the conversion by Thermo Electron of the Company's $140.0 million principal amount 3 3/4% senior convertible note in February 2000 (Note 9).

      Equity in losses of unconsolidated subsidiaries of $13.4 million in the first quarter of 2000 primarily relates to charges associated with Spectra-Physics' minority investment in FLIR Systems, Inc., which recorded significant charges in its fourth quarter of 1999. The Company reports its pro rata share of FLIR's results on a one quarter lag (Note 6).

      Other income (expense), net, in the first quarter of 2000 and 1999 primarily represents currency gains and losses resulting from hedging activities at SPLI, which elected early adoption of Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" (Note 6).

      The effective tax rate was 45% in the first quarter of 2000, compared with 41% in the first quarter of 1999. The effective tax rate exceeded the statutory federal income tax rate in both periods due to foreign tax rate and tax law differences, nondeductible amortization of cost in excess of net assets of acquired companies, and the impact of state income taxes. The effective tax rate increased in 2000 primarily due to the tax benefit for the loss at FLIR being recorded at 28%, the tax rate of the Swedish subsidiary that holds the investment in FLIR.

      Minority interest expense remained relatively unchanged at $4.5 million in the first quarter of 2000 and $4.3 million in the first quarter of 1999.

Liquidity and Capital Resources

      Consolidated working capital was $410.2 million at April 1, 2000, compared with $368.8 million at January 1, 2000. Included in working capital are cash and cash equivalents of $188.6 million at April 1, 2000, compared with $185.5 million at January 1, 2000. Of the cash and cash equivalents balance at April 1, 2000, $149.1 million was held by the Company's majority-owned subsidiaries and the balance was held by the Company and its wholly owned subsidiaries. In addition, as of April 1, 2000, the Company had $274.3 million invested in an advance to affiliate. Of the advance to affiliate at April 1, 2000, $270.7 million was held by the Company's majority-owned subsidiaries and the balance was advanced by the Company and its wholly owned subsidiaries. At April 1, 2000, $149.6 million of the Company's cash and cash equivalents was held by its foreign subsidiaries. While this cash can be used outside of the United States, for activities including acquisitions, repatriation of this cash into the United
States would be subject to foreign withholding taxes and could also be subject to a United States tax. Also reflected in working capital are $153.8 million of short-term obligations and current maturities of long-term obligations due to Thermo Electron in 2000 and an aggregate $130.0 million principal amount of ThermoQuest and Thermo Optek 5% subordinated convertible debentures due August and October 2000, respectively. Of the $153.8 million due to Thermo Electron, $150.0 million represents a promissory note due August 2000.



Liquidity and Capital Resources (continued)

      Cash provided by operating activities was $17.1 million in the first three months of 2000. A decrease in accounts receivable provided cash of $12.7 million, primarily in the Optical Technologies and Life Sciences segments due to lower sales volume in the first quarter of 2000, compared with the fourth quarter of 1999. Cash of $32.4 million was used to fund an increase in inventories, primarily in the Optical Technologies and Life Sciences segments due to a build-up of inventory in preparation of new product releases and the replenishment of year-end inventory levels. Cash of $5.7 million was used to fund a decrease in accounts payable and other current liabilities, primarily due to the timing of payments, offset in part by an increase in deferred revenue, primarily in the Optical Technologies and Life Sciences segments due to annual service contract billings in the first quarter of 2000. As of April 1, 2000, the Company had $1.2 million of accrued restructuring costs, primarily all of which it expects to pay in 2000. As of April 1, 2000, the Company had accrued $17.0 million for acquisition expenses. Accrued acquisition expenses includes $4.1 million of severance obligations, which the Company expects to pay primarily in 2000. The balance, which primarily represents abandoned-facility payments, will be paid over the remaining terms of the leases through 2014.

      During the first three months of 2000, the Company's primary investing activities, excluding advance to affiliate activity, included the acquisition of the minority interest of Thermo Vision, dispositions, and the purchase of property, plant, and equipment. During the first three months of 2000, the Company expended $11.2 million to acquire the minority interest of Thermo Vision
(Note 7) and expended an additional $0.3 million related to the acquisition of the minority interest of ThermoSpectra, which was completed in December 1999.
The Company will expend additional cash of approximately $260 million, primarily in the second quarter of 2000, for the repurchases of the public shares that it does not already own of its majority-owned subsidiaries, excluding SPLI (Note
8). The Company received aggregate net proceeds of $38.5 million, net of cash divested, from the sale of NIS and SRT in March 2000 (Note 6). The Company expended $12.6 million for purchases of property, plant, and equipment and $4.7 million, net of cash acquired, for an acquisition. During the remainder of 2000, the Company plans to make expenditures of approximately $53 million for property, plant, and equipment.

      The Company's financing activities used $13.5 million of cash in the first three months of 2000, primarily as a result of the repayment of $22.1 million of short- and long-term obligations.

      On May 11, 2000, the Company announced that it had entered into an agreement to sell its wholly owned Spectra Precision, Inc. businesses to Trimble
Navigation Limited for approximately $200 million in cash and $80 million in seller debt financing (Note 11).

      The Company has short-term obligations and current maturities of long-term obligations due to Thermo Electron primarily in August 2000, totaling $153.8 million at April 1, 2000. In addition, ThermoQuest's $61.0 million and Thermo
Optek's $69.0 million principal amount 5% subordinated convertible debentures are due in August and October 2000, respectively, although earlier repayment is expected upon completion of the transactions discussed in Note 8. The Company has an agreement with Thermo Electron under which the Company may borrow up to $400 million on a short-term basis in connection with the acquisition of the minority interest of its publicly held subsidiaries, excluding SPLI, and the redemption of the subsidiary debentures. As of May 12, 2000, the Company has borrowed $231 million under this agreement. Thermo Electron has indicated that it will seek repayment from the Company of such borrowings, in addition to the Company's $150.0 million promissory note, only to the extent the Company's cash flow permits such repayments. Excluding such debt and the 5% subordinated convertible debentures of ThermoQuest and Thermo Optek, the Company believes that its existing resources are sufficient to meet the capital requirements of its existing operations for the foreseeable future. The Company has historically complemented internal development with acquisitions of businesses or technologies that extend the Company's presence in current markets or provide opportunities to enter and compete effectively in new markets. The Company will consider making acquisitions of such businesses or technologies that are consistent with its plans for strategic growth. The Company expects that it will finance these acquisitions through a combination of internal funds, and/or short-term borrowings from Thermo Electron although there is no agreement with Thermo Electron to ensure that funds will be available on acceptable terms or at all.



Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates, interest rates, and equity prices has not changed materially from its exposure at year-end 1999.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated
      January 31, 2000, with respect to certain corporate transactions affecting it and its majority-owned public subsidiaries.





                                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2000.

                                   THERMO INSTRUMENT SYSTEMS INC.



                                   /s/ Theo Melas-Kyriazi
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




                                              EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

    3          Amended By-Laws of the Registrant.

   27          Financial Data Schedule.